Form 10-Q
period 2017-06-30
Frankly Inc
filed 2017-09-22
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55821

FRANKLY INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1230527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 Bryant Street, Suite 240 San Francisco, CA 94107	94107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 861-9797

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 22, 2017, there were 2,139,392 shares of the Company’s common shares, no par value, issued and outstanding.

FRANKLY INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frankly Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2016	June 30, 2017
Assets		(Unaudited)
Current Assets
Cash and cash equivalents	$6,053,203	$3,443,359
Restricted cash	634,115	634,115
Accounts receivable, net	3,242,866	3,204,676
Prepaid expenses and other current assets	650,898	1,397,508
Total Current Assets	10,581,082	8,679,658

Property & equipment, net	1,481,328	1,243,252
Software development costs, net	6,710,494	6,828,332
Intangible assets, net	7,635,552	7,198,884
Goodwill	6,546,581	6,546,581
Other assets	308,604	221,800
Total Assets	$33,263,641	$30,718,507

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$4,687,581	$4,286,960
Accrued expenses	1,367,040	1,184,477
Revolving credit facility	1,375,474	1,319,249
Capital leases, current portion	167,635	120,042
Deferred revenue	21,702	100,978
Due to related parties	2,561,572	3,790,726
Total Current Liabilities	10,181,004	10,802,432

Non-revolving credit facility, net	11,630,384	11,863,718
Capital leases, non-current portion	40,449	-
Deferred rent	42,827	39,355
Other liabilities	64,766	100,450
Total Liabilities	21,959,430	22,805,955

Commitments and Contingencies (Note 9 and 10)

Shareholder’s Equity
Common shares, no par value, unlimited shares authorized, 2,030,800 and 2,139,392 shares outstanding as of December 31, 2016 and June 30, 2017, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 97,674 and 0 shares outstanding as of December 31, 2016 and June 30, 2017, respectively	-	-
Additional paid-in capital	64,986,368	65,498,540
Accumulated deficit	(53,642,691)	(57,550,619)
Accumulated other comprehensive loss	(39,466)	(35,369)
Total Shareholder’s Equity	11,304,211	7,912,552
Total Liabilities and Shareholder’s Equity	$33,263,641	$30,718,507

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Operations and Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Revenue	$5,247,618	$6,493,627	$10,467,888	$12,852,781

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,627,060	3,074,274	3,084,499	5,834,688
General and administrative (excluding depreciation and amortization)	2,290,781	2,237,874	4,382,769	4,130,857
Selling and marketing	824,199	743,107	1,628,866	1,406,791
Research and development (excluding depreciation and amortization)	924,794	1,100,528	2,056,798	1,948,943
Depreciation and amortization	803,763	1,092,626	1,599,019	2,159,357
Loss on disposal of assets	-	-	1,093	-
Other expense	-	-	341,212	27,017
Loss from operations	(1,222,979)	(1,754,782)	(2,626,368)	(2,654,872)

Foreign exchange (gain) loss	(867)	2,384	2,655	(4,092)
Interest expense, net	220,838	646,943	441,774	1,257,148
Loss before income tax expense	(1,442,950)	(2,404,109)	(3,070,797)	(3,907,928)

Income tax expense	-	-	-	-
Net Loss	$(1,442,950)	$(2,404,109)	$(3,070,797)	$(3,907,928)

Other Comprehensive Net (Loss) Income
Foreign currency translation	(601)	7,973	2,287	4,097
Comprehensive Net Loss	$(1,443,551)	$(2,396,136)	$(3,068,510)	$(3,903,831)

Basic and Diluted Net Loss Per Share	$(0.76)	$(1.13)	$(1.63)	$(1.83)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	1,887,843	2,133,512	1,887,843	2,131,499

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Shareholders’ Equity

(Unaudited)

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 2015	1,294,018	593,826	59,462,420	(42,931,749)	(30,623)	$16,500,048
Stock-based compensation	-	-	583,569	-	-	583,569
Net loss	-	-	-	(3,070,797)	-	(3,070,797)
Other comprehensive loss	-	-	-	-	2,287	2,287
Balance, June 30, 2016	1,294,018	593,826	$60,045,989	$(46,002,546)	$(28,336)	$14,015,107

Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	10,918	-	-	-	-	-
Exchange of restricted voting shares for common shares	97,674	(97,674)	-	-	-	-
Stock-based compensation	-	-	512,172	-	-	512,172
Net loss	-	-	-	(3,907,928)	-	(3,907,928)
Other comprehensive loss	-	-	-	-	4,097	4,097
Balance, June 30, 2017	2,139,392	-	$65,498,540	$(57,550,619)	$(35,369)	$7,912,552

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Cash Flows

	Six Months Ended June 30,
	2016	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(3,070,797)	$(3,907,928)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,599,019	2,159,357
Amortization of debt discount	-	272,962
Amortization of deferred financing costs	-	63,837
Stock-based compensation expense	583,569	512,172
Loss on disposal of assets	1,093	-
Other non-cash asset writeoff	178,147	-

Changes in assets and liabilities:
Accounts receivable	163,567	38,189
Prepaid expenses and other current assets	183,424	(774,550)
Other assets	101,597	86,803
Accounts payable	419,861	(415,802)
Accrued expenses	(942,355)	(185,906)
Deferred revenue	50,475	79,276
Due to / from related parties	(25,452)	1,229,154
Deferred rent and other liabilities	39,428	32,212
Net cash used in operating activities	(718,424)	(810,224)

Cash flows from investing activities
Capitalized software costs	(2,371,596)	(1,533,192)
Purchases of property & equipment	(32,019)	(69,257)
Proceeds from sale of intangible assets or equipment	2,111	-
Net cash used in investing activities	(2,401,504)	(1,602,449)

Cash flows from financing activities
Revolving credit facility payments	-	(56,225)
Capital lease payments	(99,860)	(88,041)
Debt issuance costs	-	(64,615)
Net cash used in financing activities	(99,860)	(208,881)

Effect of exchange rate changes on cash	(2,126)	11,710
Net change in cash and cash equivalents	(3,221,914)	(2,609,844)

Cash and cash equivalents at beginning of period	7,554,128	6,053,203
Cash and cash equivalents at end of period	$4,332,214	$3,443,359

Supplemental cash flow disclosure
Cash paid for interest	$442,018	$645,130
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Description of Business and Going Concern

Organization

Frankly Inc. (“Frankly”), has been operating since the incorporation of its predecessor, TicToc Planet Inc. (“TicToc”), on September 10, 2012. These consolidated financial statements include Frankly and its subsidiaries (Frankly Co. and Frankly Media LLC), together referred to as the “Company.”

On December 23, 2014, WB III, a Canadian public shell company traded on the Toronto Stock Exchange, completed a merger with TicToc whereby WB III Subco Inc., a wholly-owned subsidiary of the WB III, merged with TicToc. The transaction, referred to as the “Recapitalization”, was structured as a reverse triangular merger under the Delaware General Corporation Law, which resulted in TicToc becoming a wholly-owned Canadian subsidiary of WB III. Subsequent to the completion of the Recapitalization, WB III changed its name to Frankly Inc. and TicToc changed its name to Frankly Co.

As described in Note 3, on August 25, 2015, the Company completed the purchase of the outstanding units of Gannaway Web Holdings LLC, operating as Worldnow, in a transaction referred to as the acquisition of Worldnow. Subsequent to the acquisition, Worldnow changed its name to Frankly Media LLC.

On February 3, 2017, the Company effected a one-for-seventeen reverse split (the “Reverse Stock Split”) of its issued and outstanding common shares and Class A restricted voting shares. All warrant, option, restricted stock units (“RSU”), share and per share information in the consolidated financial statements gives retroactive effect to the Reverse Stock Split for all periods presented.

Going Concern

These consolidated financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

As of June 30, 2017, the Company has an accumulated deficit of $57.6 million, representative of recurring losses since inception. Additionally, the Company had not generated positive cash flow from operations since inception, except in 2016. In the first half of 2017, the Company used cash in operations, and in the third quarter of 2017 paid off its revolving credit facility with Silicon Valley Bank (Note 10). The Company will need additional financing in the near term to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that through the next 12 months from the date of this filing, it will require external funding to sustain operations and to follow through on the execution of its business plan. The Company is considering several strategic alternatives which may include raising funds from strategic sources. The Company has retained the corporate advisory services of Waller Capital Partners, an independent investment bank and advisory firm, to explore and evaluate strategic options. There can be no assurance that the Company’s plans will materialize and/or that it will be successful in its efforts to obtain the funding to cover working capital shortfalls. These consolidated financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Frankly Inc. and its wholly-owned subsidiaries Frankly Co. and Frankly Media LLC. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position for the periods presented. These unaudited interim condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016, included within its Form 10 as filed with the SEC on August 7, 2017.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Concentrations of Risk

Accounts receivable are subject to credit risk and as of December 31, 2016 and June 30, 2017, two customers each accounted for greater than 10% of the Company’s accounts receivable balance. In total, these two customers accounted for 26% and 54% of the Company’s accounts receivable balance as of December 31, 2016 and June 30, 2017, respectively. Additionally, approximately 32% and 37% of the Company’s revenue for the six months ended June 30, 2016 and 2017 was generated from customers that accounted for greater than 10% of the Company’s total revenue.

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this exemption and, as a result, its financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

ASU 2014-09: Revenue from Contracts with Customers (Topic 606) — In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new section will replace Section 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018, for private companies; this effective date is applicable for the Company due to the JOBS Act exemption described above. Therefore, the Company plans to further evaluate the timing and anticipated impact of the adoption of this updated guidance on its consolidated financial statements in future periods.

ASU 2015-17: Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes — In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred taxes in the balance sheet. Current guidance requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent. ASU 2015-17 was adopted in 2017 and did not have a significant impact on the consolidated financial statements.

ASU 2016-02: Leases (Topic 842) — In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for the Company in 2019 and requires the modified retrospective method of adoption. Early adoption is permitted. Although the Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

ASU 2016-09: Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting — In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences and classification on the statement of cash flows. ASU 2016-09 was adopted in 2017 and did not have a significant impact on the consolidated financial statements.

3.	Acquisition of Worldnow

On July 28, 2015, the Company signed an agreement (the “Purchase Agreement”) to purchase all of the outstanding units of Gannaway Web Holdings LLC, operating as Worldnow, for total consideration of $45,000,000. On August 25, 2015 (the “Closing Date”), the Company completed the acquisition of Worldnow. Subsequent to the acquisition, Worldnow changed its name to Frankly Media LLC. The acquisition of Worldnow was made primarily to extend the reach of Frankly to Worldnow’s existing customer base within the local broadcast marketplace.

Under the terms of the Purchase Agreement, the Company paid $10,000,000 in cash, issued $20,000,000 in Class A restricted voting shares of the Company (the “Share Consideration”) and executed promissory notes to two shareholders of Worldnow bearing simple interest at a rate of 5 percent per year and agreed to pay $15,000,000 on August 31, 2016 (See Note 6 and Note 10). The number of restricted voting shares comprising the Share Consideration was 574,836, determined with reference to the volume-weighted average price of the common shares of the Company on the TSX-V for the five days prior to the date of the Purchase Agreement (CDN$45.46 or $34.79). For purposes of the purchase price allocation, the Share Consideration, prior to discount for lack of marketability, was reflected at fair value as of the Closing Date which amounted to $15,523,058.

All of the securities comprising the Share Consideration are subject to a lock-up agreement. The lock-up period with respect to securities representing 50 percent of the value of the Share Consideration expired August 25, 2016; and the lock-up period with respect to the remainder of the Share Consideration expired upon August 25, 2017. The lock-up periods are subject to earlier expiry upon the occurrence of certain events that constitute a change of control of the Company.

4.	Related Party Transactions and Balances

The Company has several significant shareholders as follows: SKP America LLC (“SKP America”), Raycom Media Inc. (“Raycom”), and Gannaway Entertainment Inc. (“GEI”) who each owned approximately 25.6%, 25.7% and 8.3%, respectively, as of both December 31, 2016 and June 30, 2017 of the aggregate Common Shares and Class A restricted voting shares.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table summarizes related party balances in the condensed consolidated balance sheets for the periods presented:

Amounts Due (to) from Related Parties	December 31, 2016	June 30, 2017
		(Unaudited)
Non-revolving credit facility, net
Raycom	$(11,630,384)	$(11,863,718)

Due (to) from Raycom:
Accounts receivable, net	295,231	2,008,333
Prepaid expenses and other current assets	70,000	(156,041)
Accounts payable	(159,385)	(227,766)
Deferred revenue	(2,896,585)	(5,486,085)
Total due to Raycom	(2,690,739)	(3,861,559)

Due from Mobdub:
Prepaid expenses and other current assets	129,167	70,833
Total due from Mobdub	129,167	70,833
Total due (to) from related parties	$(2,561,572)	$(3,790,726)

The following table summarizes related party transactions in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue (Expense) from Related Parties	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Raycom:
Revenue	$1,264,015	$1,285,469	$2,554,751	$2,647,353
Interest on promissory notes	(50,000)	-	(100,000)	-
Interest on non-revolving credit facility	-	(506,911)	-	(1,016,991)
Interest on the Raycom Advance	-	(98,043)	-	(156,041)
	1,214,015	680,515	2,454,751	1,474,321

GEI:
Interest on promissory notes	(137,500)	-	(275,000)	-

Mobdub:
License fees	(38,065)	(29,166)	(73,098)	(58,333)
	(38,065)	(29,166)	(73,098)	(58,333)

	$1,038,450	$651,349	$2,106,653	$1,415,988

Raycom

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 6). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the three and six months ended June 30, 2016 and 2017, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 6). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). The proceeds were used to pay down $14 million of the $15 million outstanding promissory notes. In addition, Raycom converted the remaining $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 common share purchase warrants to Raycom. The Loan was recorded at fair value of $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The carrying value of the Loan at December 31, 2016 and June 30, 2017, net of debt discount and deferred financing costs, was $11,630,384 and $11,863,718, respectively. Interest expense on the Loan amounted to $506,911 and $1,016,991 for the three and six months ended June 30, 2017, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with this agreement, the Company recognized interest expense of $98,043 and $156,041 for the three and six months ended June 30, 2017, respectively.

GEI

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued an $11,000,000 promissory note to GEI and 177,710 Class A restricted voting shares (Note 3). The note had interest at 5% per annum and was due on August 31, 2016 (Note 6, Note 10). On September 1, 2016, the promissory note to GEI was paid in full using the proceeds from the Raycom financing transaction discussed above.

Mobdub

The Company has a license agreement with a company that is owned by an officer of the Company. The agreement is for licensing of mobile applications and has a total contract value of $350,000. The period of the agreement is three years and commenced on October 14, 2015.

5.	Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long-lived assets was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$176,724	$152,486	$367,763	$307,335
Amortization of capitalized software	408,705	721,806	794,588	1,415,354
Amortization of other intangibles	218,334	218,334	436,668	436,668
Total depreciation and amortization	$803,763	$1,092,626	$1,599,019	$2,159,357

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	December 31, 2016	June 30, 2017
		(Unaudited)
Cost:
Office and computer equipment and software	$1,981,889	$2,025,950
Leasehold improvements	578,781	603,978
	2,560,670	2,629,928

Accumulated depreciation and amortization:
Office and computer equipment and software	(926,901)	(1,177,909)
Leasehold improvements	(152,441)	(208,767)
	(1,079,342)	(1,386,676)
	$1,481,328	$1,243,252

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Depreciation expense for assets held under capital lease was $41,062, $82,124, $35,950 and $71,900, for the three and six months ended June 30, 2016 and 2017, respectively. The net carrying value of assets held under capital lease was $404,346 and $332,446 as of December 31, 2016 and June 30, 2017, respectively (Note 9).

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	December 31, 2016	June 30, 2017
		(Unaudited)

Cost	$9,001,660	$10,534,852
Accumulated amortization	(2,291,166)	(3,706,520)
	$6,710,494	$6,828,332

During the six months ended June 30, 2016 and 2017, the Company capitalized software development costs of $2,371,596 and $1,533,192, respectively.

Goodwill

The following table summarizes the changes in goodwill for the periods presented:

Carrying Value

Balance, December 31, 2015	$10,755,581
Impairment	(4,209,000)
Balance, December 31, 2016	$6,546,581
Activity	-
Balance, June 30, 2017 (Unaudited)	$6,546,581

Other Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	December 31, 2016	June 30, 2017
		(Unaudited)
Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(844,448)	(1,161,116)
Advertiser relationships	(320,000)	(440,000)
	(1,164,448)	(1,601,116)
	$7,635,552	$7,198,884

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6.	Debt

Non-revolving Credit Facility, Extinguishment of Promissory Notes and Old Revolving Credit Facility

On September 1, 2016, the Company completed the closing of its financing with Raycom, a related party (Note 4). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). In addition, Raycom converted $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 warrants to Raycom entitling the holder of each warrant to acquire one common share of the Company upon exercise of each warrant at a price per common share equal to CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The warrants will expire on the earlier of: (i) the repayment of the Loan in accordance with its terms; and (ii) 5 years. To the extent that there is a mandatory repayment of any portion of the principal balance of the Loan, a proportionate number of the warrants will have their term reduced to the later of one year from issuance and 30 days from the date of such repayment.

The warrants were recorded within shareholders’ equity in accordance with ASC 470-20 - Debt With Conversion and Other Options. Proceeds from the sale of the debt instrument with stock purchase warrants (detachable call options) were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The value allocated to the Loan with Raycom was $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The fair value of the 871,160 warrants issued were estimated based on the Black-Scholes pricing model, using the following assumptions: 1) Dividend yield of 0%, 2) Risk free rate of 0.66% for 751,000 warrants and 0.56% for 120,160 warrants, 3) Volatility of 71.14%, 4) Expected term of 5 years for 751,000 warrants and 7 months for 120,160 warrants, and 5) Forfeiture rate of 0%.

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statement of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the three and six months ended June 30, 2017 amounted to $127,526 and $272,962, respectively. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the three and six months ended June 30, 2017 amounted to $17,879 and $24,988, respectively.

Prior to the completion of the financing arrangements, Raycom held 397,125 voting shares of the Company, which represented approximately 21% of the issued and outstanding voting shares of the Company. Immediately following the completion of the financing transactions, Raycom held 547,325 voting shares of the Company and 871,160 warrants, which collectively represents approximately 27% of the issued and outstanding voting shares of the Company on a non-diluted basis.

The proceeds of the Loan were used to pay off the outstanding $15.0 million of promissory notes issued by the Company in connection with the 2015 acquisition of Worldnow, including $3.0 million of the $4.0 million of such notes issued to Raycom, with the remaining $1.0 million promissory note balance owed to Raycom being converted to common shares of the Company as described above.

The Loan has a five-year term and is secured by the grant of a security interest in the Company’s assets, a pledge of shares of the Company’s subsidiaries and a guarantee by the Company’s subsidiaries secured by their assets. Simultaneously, the Company and Raycom also entered into a software code escrow agreement.

Interest on outstanding balances of the Loan will accrue at a rate of 10% per annum, with a default interest rate of 12% per annum. The Loan is subject to certain scheduled mandatory principal repayments, with additional mandatory repayments occurring upon the Company’s raising of additional financing, sales of assets and excess cash flow.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Raycom Conversion

The Company entered into a Securities Purchase Agreement with Raycom (the “Raycom Agreement”) dated June 26, 2017, pursuant to which it has agreed to issue to Raycom common shares and warrants in exchange for the reduction of $7,000,000 principal amount of indebtedness due to Raycom pursuant to the Loan and the associated promissory note. As a result of the transactions contemplated by the Raycom Agreement, the principal amount due to Raycom will reduce from $14,500,000 to $7,500,000.

Pursuant to the Raycom Agreement, Raycom will receive (i) such number of our common shares as is equal to the Canadian dollar equivalent of $7,000,000 as of the date of the Raycom Agreement, divided by the greater of (A) 85% of the last closing price of our common shares on the TSX-V on the last trading day completed prior to the issuance of the news release announcing the execution of the Raycom Agreement, which closing price was CDN$4.89 ($3.69 based on the exchange rate on June 26, 2017), and (B) 85% of the Canadian dollar equivalent of the initial public offering price of securities sold in the Company’s U.S. initial public offering, and (ii) warrants to purchase up to 675,900 common shares. The warrants will have an exercise price per share equal to the greater of (A) the U.S. dollar equivalent of the last closing price of our common shares on the TSX-V on the last trading day completed prior to the issuance of the news release announcing the execution of the Raycom Agreement (being $3.69), or (B) 120% of the initial public offering price in the Company’s U.S. initial public offering, and will expire on August 31, 2021.

The Raycom Conversion is subject to completion of the Company’s U.S. initial public offering with gross proceeds to us of at least $11,000,000 by October 31, 2017 and the listing of our common shares on NASDAQ.

The Company applied the guidance within ASC 470-20-25-20 – General Contingent Conversion Options, which states, conversion terms that would be triggered by future events not controlled by the issuer shall be accounted for as contingent conversion options, and the intrinsic value of such conversion options shall not be recognized until and unless the triggering event occurs. The term recognized is used to mean that the calculated intrinsic value is recorded in equity with a corresponding discount to the convertible instrument. Based on the foregoing guidance, the Company did not recognize the intrinsic value of the conversion option resulting from the Raycom Agreement.

Promissory Notes Payable to Related Parties

In connection with the acquisition of Worldnow on August 25, 2015 (Note 3), the Company executed unsecured promissory notes, bearing a simple interest at a rate of 5% per year, to pay an aggregate of $15,000,000 in cash on August 31, 2016. The holders of the promissory notes were Raycom ($4,000,000) and GEI ($11,000,000), former shareholders of Worldnow (Note 4). Interest expense on the promissory notes amounted to $187,500 and $375,000 for the three and six months ended June 30, 2016, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss. On September 1, 2016, the promissory notes were extinguished in connection with the refinancing transaction discussed above.

Revolving Credit Facility – Silicon Valley Bank

On December 28, 2016, the Company entered into the Loan and Security Agreement pursuant to which Silicon Valley Bank (“SVB”) issued to the Company a $3 million revolving line of credit (the “Revolving Credit Facility”).

Subject to any adjustments upon an event of default, the principal amount outstanding under the line of credit had accrued interest at a floating per annum rate equal to 2.25% above the Prime Rate published on the Wall Street Journal, which interest was payable monthly and computed on the basis of a 360-day year for the actual number of days elapsed.

As of December 31, 2016 and June 30, 2017, the principal amount outstanding under the Revolving Credit Facility was $1,375,474 and $1,319,249, respectively. On August 1, 2017, the Company repaid all amounts owed to SVB under these agreements and such agreements were terminated.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate”. Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of December 31, 2016 and June 30, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheet.

7.	Shareholders’ Equity

Common Shares and Class A Restricted Voting Shares

Subsequent to the Recapitalization on December 23, 2014, all common and Class A restricted voting shares and related stock-based grants have been denominated in Canadian dollars and have been translated to U.S. dollars using the exchange rate in effect at the date of transaction or grant, as applicable.

The Class A restricted voting shares have the same voting rights as common shares except for voting for the election and removal of directors of the Company. The Class A restricted voting shares participate in dividends and liquidation events in the same manner as common shares. In terms of restrictions on transfer, no Class A restricted voting shares shall be transferred to another party unless an offer to acquire common shares is concurrently made that is identical to the offer for the Class A restricted voting shares in terms of price per share, percentage of outstanding shares to be transferred and in all other material respects.

On February 3, 2017, the Company effected a one-for-seventeen reverse split (the “Reverse Stock Split”) of its issued and outstanding common shares and Class A restricted voting shares. All warrant, option, RSU, share and per share information in the consolidated financial statements gives retroactive effect to the Reverse Stock Split for all periods presented.

Shares Issued During the Six Months Ended June 30, 2017

During the six months ended June 30, 2017, the Company issued a total of 10,918 common shares for employee and director RSUs that vested.

In addition, the Company exchanged 97,674 Class A restricted shares for an equal number of common shares.

Stock-Based Compensation

Description of the Plan

On April 1, 2015, the Company adopted an amended and restated equity incentive plan, which amends and restates the equity incentive plan, or the “Plan”, which was previously established as of December 23, 2014. On January 22, 2016, the Company and its Board of Directors (the “Board”) amended the Plan to fix the number of shares reserved for issuance of both stock options and RSUs at 336,183.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Based on the number of outstanding options and RSUs as of June 30, 2017 and RSUs vested through June 30, 2017, the Company had 17,812 options or RSUs remaining for issuance under the Plan.

The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

On March 2, 2017, the Company further amended the Plan so that upon its listing of its common shares on NASDAQ and completion of a public offering raising at least $5 million (the “Offering”), the maximum number of shares that may be granted under the Plan pursuant to options and RSUs shall be increased to a fixed number equal to 20% of the aggregate number of its common shares and Class A restricted voting shares outstanding at the closing of the Offering. On March 3, 2017, the Company cancelled all outstanding options granted under the Plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

			Weighted Average
					Remaining
				Grant Date	Contractual
	Shares		Exercise Price	Fair Value	Term (Years)

Balance, December 31, 2015	140,809		$35.53	$17.17	7.12
Granted	170,147		12.19	3.61
Exercised	-		-	-
Forfeited or canceled	(65,194)		34.82	12.32
Balance, December 31, 2016	245,762		$19.52	$9.10	8.71
Vested and expected to vest, December 31, 2016	235,854		$19.62	$9.18	8.70
Exercisable, December 31, 2016	47,595		$29.18	$17.07	7.74

Unaudited interim activity:
Balance, January 1, 2017	245,762		$19.52	$9.10	8.71
Adjustment - Balance, December 31, 2016	(53	)(a)	-	-
Granted	61,851		5.44	3.12
Exercised	-		-	-
Forfeited or canceled	(43,633)		20.22	9.63
Canceled (Option Replacement)	(193,339	)(b)	19.90	9.11
Granted (Option Replacement)	113,677	(b)	5.30	9.11
Balance, June 30, 2017	184,265		$5.46	$6.96	8.08
Vested and expected to vest, June 30, 2017	177,960		$5.46	$7.02	8.05
Exercisable, June 30, 2017	58,168		$5.81	$10.40	6.69

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up options outstanding as of December 31, 2016.

(b) On March 3, 2017, the Company cancelled all outstanding options granted under the Plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options (the “Option Replacement”). The Company accounted for the Option Replacement as a modification in accordance with ASC 718, Compensation—Stock Compensation. The Company canceled 193,339 existing options (the “original options”) and concurrently granted 113,677 replacement options (the “replacement options”). The total stock-based compensation expense recognized by the Company for the six months ended June 30, 2017, relating to the Option replacement, was computed using the original grant date fair value of the original options, plus the incremental fair value calculated as the excess of the fair value of the replacement options over the fair value of the original options on the modification date.

The aggregate intrinsic value of outstanding and exercisable stock options as of June 30, 2017 is $0.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

			Weighted-Average
			Grant Date
	Shares		Fair Value

Balance, December 31, 2015	35,767		21.26
Granted	60,832		6.38
Vested	(5,299)		10.89
Forfeited or canceled	(14,569)		36.35
Balance, December 31, 2016	76,731		$7.31

Unaudited interim activity:
Balance, January 1, 2017	76,731		$7.31
Adjustment - Balance, December 31, 2016	(7	)(a)	-
Granted	52,836		5.21
Vested	(10,918)		5.37
Forfeited or canceled	(754)		6.44
Balance, June 30, 2017	117,888		$6.55

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up RSUs outstanding as of December 31, 2016.

The RSUs granted during the three and six months ended June 30, 2017 had an aggregate fair value of $0 and $275,123, respectively, based on the closing price for common shares on the date of grant. Unrecognized compensation cost related to the Company’s non-vested RSUs was $369,976 as of December 31, 2016, which is expected to be recognized from 2017 through 2019.

8.	Income Taxes

The Company had $0 income tax expense for all periods presented. Deferred tax assets have been fully reserved given the Company’s history of losses.

9.	Commitments and Contingencies

Operating Lease Commitments

The Company is obligated under several non-cancellable operating leases for office space, expiring in 2017 through 2023. The Company has one sublease for its excess office space as of December 31, 2016.

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of December 31, 2016:

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Payments Due During the Years Ending December 31,	Total

2017	$1,403,958
2018	1,381,158
2019	1,076,658
2020	852,908
2021	852,908
Thereafter	995,061
Total	$6,562,651

Capital Lease Commitments

The Company is party to various computer-related equipment leases that qualify as capital lease obligations, expiring in 2017 and 2018. The present value of the future minimum lease payments at inception of the lease is recorded as a capitalized asset within property and equipment (Note 5) with the related capital lease obligation as a liability in the accompanying consolidated balance sheets.

Future minimum capital lease payments were payable as follows as of December 31, 2016:

Payments Due During the Years Ending December 31,	Total

2017	$173,224
2018	40,742
Total	213,966
Amount representing interest	(5,882)
Present value of minimum lease payments	208,084
Less current portion	(167,635)
Non-current portion	$40,449

Employee Benefit Plan

The Company’s subsidiaries, Frankly Co. and Frankly Media, have a 401(k) plan (the “Plan”), which covers all eligible employees. Under the Plan, employees may contribute from their gross salaries on a before tax basis up to annual statutory limits determined each year.

10.	Subsequent Events

The Company has evaluated subsequent events through September 22, 2017 which is the date these unaudited interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements except for the transactions described below.

Legal Proceedings

On July 21, 2017, a complaint was filed by GEI, Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against the Company, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of the Company’s acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. The Company is reviewing the complaint with its counsel and believe that the claims are without merit. The Company intends to defend the claims vigorously.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

U.S. Initial Public Offering (“IPO”)

As a result of the complaint filed on July 21, 2017 as discussed above, the Company decided to postpone the U.S. IPO until the resolution of the litigation is more certain.

ASC 340-10-S99-1 states that the deferred costs of an aborted offering may not be deferred and charged against proceeds of a subsequent offering. Any costs related to an aborted offering should be expensed in the period in which the company elects to abort the offering. A short postponement (up to 90 days) does not represent an aborted offering. Given the Company believes the litigation will not be resolved within 90 days, the offering will be deemed aborted for accounting purposes. As such, the Company will expense these deferred costs, which amounted to approximately $714,000 as of June 30, 2017, in the third quarter of 2017, the period in which the Company elected to postpone the offering.

Silicon Valley Bank Line of Credit

On August 1, 2017, the Company repaid all amounts owed to SVB under these agreements and such agreements were terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. See “Cautionary Notice Regarding Forward-Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-Q.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements, which reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements include, but are not limited to, statements with respect to the nature of the usage of our software-as-a-service platform, our strategy and capabilities, changing audience and advertising demand for local news and media, needs for new technology from local news and media industry, the vertical and regional expansion of our market and business opportunities, the expansion of our product offering, and the estimated number of smart device users, local news and media businesses and digital advertisers in the future. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. A number of important factors could cause actual outcomes and results to differ materially from those expressed in these forward looking statements. Consequently, readers should not place undue reliance on such forward-looking statements. In addition, these forward-looking statements relate to the date on which they are made.

The forward-looking statements reflect our current expectations and are based on information currently available to us and on assumptions we believe to be reasonable. Forward-looking information is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, activities, performance or achievements to be materially different from that expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to:

●	our ability to implement our business strategy;

●	our ability to successfully integrate any acquired businesses;

●	our overall ability to effectively respond to technology changes affecting the industry and increasing competition from other technology providers;

●	our ability to retain existing content management system (“CMS”) platform customers or add new ones;

●	our ability to generate new customers for our mobile technology products;

●	the availability of advertising inventory and the market demand and prices of such inventory;

●	our ability to introduce changes to our existing products or develop and introduce new and unproven products and our customers’ or the market’s acceptance of such products;

●	our ability to manage our growth effectively;

●	the recent consolidation and vertical integration within the local news broadcasting industry;

●	the business conditions of our customers particularly in the local news broadcasting and adjacent industries;

●	the adoption of ASTC 3.0 and its implications on our customers;

●	our ability to expand our customer base to global markets;

●	our ability to protect its intellectual property; and

●	our ability to access capital markets.

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking information, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. The forward-looking information contained herein is made as of the date of this quarterly report on Form 10-Q and, other than as required by law, we do not assume any obligation to update any forward-looking information, whether as a result of new information, future events or results or otherwise.

You should also read the matters described in “Risk Factors” and the other cautionary statements made in this quarterly report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this quarterly report on Form 10-Q. The forward-looking statements in this quarterly report on Form 10-Q may not prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. You should read this quarterly report on Form 10-Q completely.

This quarterly report on Form 10-Q also includes estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In this quarterly report on Form 10-Q, currency amounts are stated in U.S. dollars (“$”), unless specified otherwise. All references to CDN$ are to Canadian dollars.

Overview

We have had two distinct phases of product evolution in our history. From February 2013 until August 2015, we developed mobile applications and a next generation server platform. Through the acquisition of Frankly Media in August 2015, we leveraged our existing mobile and platform expertise to become a SaaS provider of content management for broadcasters and media companies.

Our mission is to help TV broadcasters and media companies transform their traditional business from just delivering content over-the-air via broadcast television to distributing content in multi-platform, digital formats on new platforms such as mobile, tablets, desktop and other connected devices. Our core product is a white-labeled software platform that enables media companies to publish their official content onto multiscreen devices, increase social interaction on those multiscreen experiences, and enable digital advertising. The platform consists of a CMS platform, native mobile and OTT applications, responsive web framework, digital video solutions and digital advertising solutions.

We generate revenues by charging monthly recurring software licensing fees, variable usage fees for our platform and sharing digital advertising revenue with our customers. We enter into written contracts with our customers pursuant to which we provide access to our online, software-as-a-service, content management platform. These contracts typically cover the use of the platform and ancillary services such as delivery and storage of video content, and access to ad-serving and analytics functionality. Many of these agreements also grant us the right to sell online advertising inventory on behalf of the customer pursuant to a revenue sharing arrangement with the customer. Our agreements are generally for a three-year term and do not provide for early termination rights. We bill our customers monthly or quarterly for the fees associated with the software license, and monthly in arrears for variable usage fees incurred by a customer’s use of our platform. We generally make advertising revenue share payments to our customers on a quarterly basis.

Our platform is currently being used by approximately 200 U.S. local news stations, mostly affiliated with large broadcasting networks such as NBC, CBS, FOX and ABC. We plan to enhance our platform in the future by expanding our offerings to other media verticals and international markets, together with investments into channel partnerships, sales and marketing, enhanced data analytics and innovative advertising products.

We acquired Worldnow in August 2015. Since the acquisition, our revenues have increased significantly, primarily as a result of the acquisition and the inclusion of Worldnow’s results in our consolidated financial statements. Our revenues increased from $6.9 million for the year ended December 31, 2015 to $22.8 million for the year ended December 31, 2016, representing a period-over-period increase of $15.9 million, or 232%. We had a net loss of $24.7 million in 2015 and $10.7 million in 2016.

Trends Affecting Our Business

Our primary customers today are local affiliate TV stations, which as an industry, are undergoing consolidation which we believe will continue in the coming years. This would result in a contraction of the number of customers available to use our services in this particular customer segment, although not necessarily in the total aggregate value of the addressable market size of this segment. In parallel, the local affiliate TV stations are facing increasing competition from companies that deliver video content over the internet, commonly referred to as “over-the-top,” or OTT. The increased competition includes both direct competition from other local affiliate TV stations that are keeping pace with these changing trends and early adoption of OTT alternatives for their user base, as well as new competitors which include a range of players from an individual YouTube star at one end, to large well-funded technology enabled companies such as Netflix, Hulu, Google, Apple and Amazon.

With such growth of OTT programming, consumers’ video content consumption preferences may shift away from existing viewing habits. As a result, many of our customers and potential customers are compelled to find new ways to deliver services and content to their consumers via the internet. We expect this pressure to become even greater as more video content becomes available online. As our customers typically do not have adequate resources in-house to adapt to this changing landscape, we expect to benefit from this trend as customers adopt our solutions to enable digital media and OTT services using our multi-platform technology and services. In fact, customers are enhancing / upgrading their websites to use the internet to deliver rich media content, such as newscasts and weather updates, to attract advertisers and to compete with other internet sites and smart phone and tablet device applications and other social media outlets.

We also see the growth of non-traditional media players that is driven by the availability of less expensive content production and distribution methods. With technology advances in the tools and platforms that enable content producers to produce content with less people and financial resources, content is further becoming more democratized. We expect our results of operations to benefit from this trend as our software-as-a-service platform further enables content producers to leverage technology to produce, distribute and monetize their content.

Another trend affecting our customers and our business is the proliferation of internet-connected devices, especially mobile devices. Smartphones, tablets and connected TVs have made it more convenient for consumers to access services and content online, including television programming. To remain competitive, our customers and potential customers must have the capability to deliver their services and products to consumers on these new devices. Our technology enables them to extend their presence beyond traditional personal computers, and we expect that some portion of our revenue growth will come from traffic on these devices.

Our business is also affected by growth in advertising on the Internet, for which the proliferation of high-speed internet access and internet-connected devices will be the principal drivers. As such, we expect to see growth in new platforms such as mobile, tablets, Internet-connected TVs, and other emerging platforms that require an advertising solutions like ours. We expect our results of operations will benefit from the growth in the number of new platforms as our customers adopt these new platforms to drive their business growth.

Key Metrics

In addition to measures of financial performance presented in our consolidated financial statements, we monitor the key metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies.

Adjusted EBITDA

We monitor Adjusted EBITDA, a non-GAAP financial measure, to analyze our financial results and believe that it is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance. We believe that Adjusted EBITDA helps illustrate underlying trends in our business that could otherwise be masked by the effect of the income or expenses that we exclude in Adjusted EBITDA. Furthermore, we use this measure to establish budgets and operational goals for managing our business and evaluating our performance. We also believe that Adjusted EBITDA provides an additional tool for investors to use in comparing our recurring core business operating results over multiple periods with other companies in our industry.

Adjusted EBITDA is not a recognized financial measure under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP. Therefore, it may not be comparable to similar financial measures presented by other issuers. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with U.S. GAAP. We calculate Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and amortization, further, adjusted to exclude certain non-cash charges and other items that we do not believe are reflective of our ongoing operating results.

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Net Loss	$(1,442,950)	$(2,404,109)	$(3,070,797)	$(3,907,928)
Interest expense, net	220,838	646,943	441,774	1,257,148
Income tax expense	-	-	-	-
Depreciation and amortization	803,763	1,092,626	1,599,019	2,159,357
Stock-based compensation	311,571	284,006	583,569	512,172
Loss on disposal of assets	-	-	1,093	-
Other expense	-	-	341,212	27,017
Adjusted EBITDA	$(106,778)	$(380,534)	$(104,130)	$47,766

Limitations of Adjusted EBITDA

Adjusted EBITDA, non-GAAP financial measure, has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for measures presented in accordance with U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;

●	Adjusted EBITDA does not reflect income tax payments that reduce cash available to us;

●	Adjusted EBITDA excludes depreciation and amortization of property and equipment and intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including revenues, net income (loss) and our financial results presented in accordance with U.S. GAAP.

Components of our Results of Operations

Revenue

We derive our revenue from three categories: recurring fee based revenue for use of our platform (including license fees and usage fees), revenue generated from digital advertising activities (national and local advertising) and professional services revenue.

License fees and usage fees

We enter into license agreements with customers for our CMS, video software, and mobile applications. These license agreements, generally non-cancellable and multiyear, provide the customer with the right to use our application solely on a company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support. Revenue from these license agreements, which are accounted for as service arrangements, is recognized ratably over the license term.

We charge our customers for the optional use of our content delivery network to stream and store videos. Revenue from these fees is recognized as earned based on actual usage because it has stand-alone value and delivery is in the control of the customer. We also charge our customers for the use of our ad serving platform to serve ads under local advertising campaigns. We report revenue as earned based on the actual usage.

National and local advertising

Under national advertising agreements with advertisers, we source, create, and place advertising campaigns that run across our network of publisher sites. National advertising revenue, net of third-party costs, is shared with publishers based on their respective contractual agreements. We invoice national advertising amounts due from advertisers and remit payments to publishers for their share. Depending on the agreement with the publisher, the obligation to remit payment to the publisher is based on either billing to the advertiser or the collection of cash from the advertiser. National advertising revenue is recognized in the period during which the ad impressions are delivered. We report revenue earned through national advertising agreements either on a net or gross basis in accordance with ASC Subtopic 605-45, Revenue Recognition - Principal Agent Considerations. Under national advertising agreements wherein we do not bear inventory risk and only have credit risk on our portion of the revenue, national advertising revenues are accounted for on a net basis and the publisher is identified as the customer. Beginning in the second quarter of 2016, we began amending certain advertising agreements with our publishers to take on inventory risk and additional credit risk. Under these revised agreements, we either a) provide the publisher with a guaranteed minimum gross selling price per advertising unit delivered, wherein the greater of the actual selling price or guaranteed minimum selling price is used in determining the publisher’s share or b) provide the publisher with a fixed rate per advertising unit delivered, wherein the publisher is paid the fixed rate per advertising unit delivered irrespective of the actual selling price. Under these national advertising agreements, national advertising revenues are accounted for on a gross basis with the advertiser identified as the customer and the publisher identified as a supplier, with amounts billed to the advertiser reported as revenue and amounts due to the publisher reported as a revenue sharing expense, within cost of revenue.

Under local advertising agreements with customers, we provide local ad sales consulting and support services in exchange for monthly fees over the term of the agreement. The fees are established in the agreement with the customer in one of three ways: fixed annual amounts for an unlimited number of advertisers, flat fee paid per advertiser, or a commission rate of the local advertising revenue paid by the advertiser. Fixed amounts are recognized as revenue ratably over the contract term, and flat fee and commission-based amounts are recognized as revenue based on the revenue earned for each respective period based on actual delivery of the local advertising campaigns.

Professional services

Professional services consist primarily of installation and website design services. Installation fees are contracted on a fixed-fee basis. We recognize revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Website design services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to website design is recognized as revenue as we perform the services.

Costs and expenses

Cost of revenue (excluding depreciation and amortization)

Cost of revenue consists of the following: compensation-related expenses of employees, primarily our client services personnel, and outsourced services that directly service our customers, infrastructure costs, licenses and computer support used directly in the delivery of service, content delivery and storage costs including ad serving costs, fees paid for content and revenue sharing expenses related to national advertising revenue.

General and administrative (excluding depreciation and amortization)

General and administrative expenses consist primarily of compensation-related expenses for executive management, finance, accounting, legal and human resources, professional fees and other administrative functions. It also includes certain technology overhead expenses that are not considered to be part of research and development expenses.

Selling and marketing

Selling and marketing expenses consist primarily of compensation-related expenses to our direct sales and marketing personnel, as well as costs related to advertising, industry conferences, and other sales and marketing programs. Advertising cost is expensed as incurred.

Research and development (excluding depreciation and amortization)

Research and development expenses consist primarily of compensation-related expenses to employees and outsourced services incurred for the research and development of, enhancements to, and maintenance and operation of our products, equipment and related infrastructure. Research and development expenses are reported net of amounts capitalized as software development costs. We account for our software development costs as internal-use software in accordance with ASC 350-40 – Intangibles, Goodwill and other Internal-Use Software because software usage by our customers is cloud-based. Development costs that do not meet the criteria of ASC 350-40 are expensed as incurred.

Depreciation and amortization

Depreciation and amortization includes depreciation and amortization of our computer hardware and software, office equipment, leasehold improvements, capitalized software development costs and intangible assets.

Other expense

Other expense is comprised of items that we do not believe are reflective of our ongoing operating results, such as costs incurred in integration efforts and legal or other settlements.

Interest expense, net

Interest expense, net consists of interest on debt and capital leases, net of interest income.

Income tax expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

Results of Operations

For purposes of the discussion on the results of operation, reference is made to “former business” and “acquired business”. “Former business” is defined as our operations before the acquisition of Worldnow on August 25, 2015 which consisted solely of the operations in San Francisco, California. “Acquired business” is defined as our operations after the acquisition of Worldnow on August 25, 2015, excluding the former business. The segregation noted above is purely for analytical purposes only to assist in identifying variances pre- and post-acquisition of Worldnow. We do not view our operations as two separate businesses.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2016	2017	Variance

Total Revenue	$5,247,618	$6,493,627	$1,246,009

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,627,060	3,074,274	1,447,214
General and administrative (excluding depreciation and amortization)	2,290,781	2,237,874	(52,907)
Selling and marketing	824,199	743,107	(81,092)
Research and development (excluding depreciation and amortization)	924,794	1,100,528	175,734
Depreciation and amortization	803,763	1,092,626	288,863
Loss from operations	(1,222,979)	(1,754,782)	(531,803)

Foreign exchange (gain) loss	(867)	2,384	3,251
Interest expense, net	220,838	646,943	426,105
Loss before income tax expense	(1,442,950)	(2,404,109)	(961,159)

Income tax expense	-	-	-
Net Loss	$(1,442,950)	$(2,404,109)	$(961,159)

The following is a breakdown of total revenue for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2016	2017	Variance
Revenue:
License fees	$2,611,489	$2,640,848	$29,359
Advertising	1,607,958	2,647,540	1,039,582
Usage fees	736,061	833,748	97,687
Professional services and other	292,110	371,491	79,381
Total Revenue	$5,247,618	$6,493,627	$1,246,009

License fees

License fees for the three months ended June 30, 2017 and 2016 were $2.6 million. There was no significant change between the periods presented.

Advertising

Advertising revenue for the three months ended June 30, 2017 was $2.6 million compared to $1.6 million for the comparable period of 2016, an increase of $1.0 million. The increase was primarily due to amendments to national advertising contracts with select publishers that required us to account for national advertising revenues on a gross basis as amount billed to advertisers with amounts due to publishers presented as a revenue sharing expense within cost of sales. See below for related increase to cost of sales.

Usage fees

Usage fees for the three months ended June 30, 2017 were $0.8 million compared to $0.7 million for the comparable period of 2016, an increase of $0.1 million. The increase was primarily due to increases in local ad serving revenue.

Professional services and other

Professional services and other for the three months ended June 30, 2017 was $0.4 million compared to $0.3 million for the comparable period of 2016, an increase of $0.1 million. The increase was due to additional ad hoc professional services engagements in the 2017 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the three months ended June 30, 2017 was $3.1 million compared to $1.6 million for the comparable period of 2016, an increase of $1.5 million. The increase was primarily due to the approximately $1.2 million increase in revenue sharing expense related to advertising as described above. The remaining increase was primarily due to additional software licenses used directly in service delivery relating to the advertising business.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the three months ended June 30, 2017 was $2.2 million compared to $2.3 million for the comparable period of 2016, a decrease of $0.1 million. The decrease was due to headcount reduction, including resignation of the former Chief Product Officer effective January 31, 2017 and decrease in technology overhead required to support the legacy instant messaging apps.

Selling and marketing

Selling and marketing expense for the three months ended June 30, 2017 was $0.7 million compared to $0.8 million for the comparable period of 2016, a decrease of $0.1 million. The decrease was primarily due to headcount reduction.

Research and development (excluding depreciation and amortization)

Research and development expense for the three months ended June 30, 2017 was $1.1 million compared to $0.9 million for the comparable period of 2016, an increase of approximately $0.2 million. The increase was due to a reduction of $0.2 million in capitalized software development costs compared to the 2016 period.

Depreciation and amortization

Depreciation and amortization expense was $1.1 million for the three months ended June 30, 2017 compared to $0.8 million for the comparable period of 2016, an increase of approximately $0.3 million. The increase resulted from an increase to amortization of capitalized software costs due to the increased software development throughout 2016 and 2017 related to our next-generation content management system, native mobile applications and OTT applications.

Interest expense, net

Interest expense, net was $0.6 million for the three months ended June 30, 2017 compared to $0.2 million for the comparable period of 2016, an increase of $0.4 million. The increase was primarily due to the $15 million Worldnow Promissory Notes, as defined below, issued in connection with the acquisition of Worldnow and the $14.5 million non-revolving credit facility with Raycom Media Inc., a related party, which closed on September 1, 2016 and refinanced the Worldnow Promissory Notes. The 2016 period included interest expense of $187,500 on the $15 million Worldnow Promissory Notes compared to $507,000 for the 2017 period on the $14.5 million non-revolving credit facility with Raycom Media Inc., an increase of approximately $320,000.

Income tax expense

No income tax expense was recognized during the periods presented.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2016	2017	Variance

Total Revenue	$10,467,888	$12,852,781	$2,384,893

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	3,084,499	5,834,688	2,750,189
General and administrative (excluding depreciation and amortization)	4,382,769	4,130,857	(251,912)
Selling and marketing	1,628,866	1,406,791	(222,075)
Research and development (excluding depreciation and amortization)	2,056,798	1,948,943	(107,855)
Depreciation and amortization	1,599,019	2,159,357	560,338
Loss on disposal of assets	1,093	-	(1,093)
Other expense	341,212	27,017	(314,195)
Loss from operations	(2,626,368)	(2,654,872)	(28,504)

Foreign exchange (gain) loss	2,655	(4,092)	(6,747)
Interest expense, net	441,774	1,257,148	815,374
Loss before income tax expense	(3,070,797)	(3,907,928)	(837,131)

Income tax expense	-	-	-
Net Loss	$(3,070,797)	$(3,907,928)	$(837,131)

The following is a breakdown of total revenue for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2016	2017	Variance
Revenue:
License fees	$5,233,877	$5,185,061	$(48,816)
Advertising	3,107,896	5,250,307	2,142,411
Usage fees	1,465,846	1,650,909	185,063
Professional services and other	660,269	766,504	106,235
Total Revenue	$10,467,888	$12,852,781	$2,384,893

License fees

 License fees for the six months ended June 30, 2017 and 2016 were $5.2 million. There was no significant change between the periods presented.

Advertising

Advertising revenue for the six months ended June 30, 2017 was $5.3 million compared to $3.1 million for the comparable period of 2016, an increase of $2.2 million. The increase was primarily due to amendments to national advertising contracts with select publishers that required us to account for national advertising revenues on a gross basis as amount billed to advertisers with amounts due to publishers presented as a revenue sharing expense within cost of sales. See below for related increase to cost of sales.

Usage fees

Usage fees for the six months ended June 30, 2017 were $1.7 million compared to $1.5 million for the comparable period of 2016, an increase of $0.2 million. The increase was primarily due to increases in local ad serving revenue.

Professional services and other

Professional services and other for the six months ended June 30, 2017 was $0.8 million compared to $0.7 million for the comparable period of 2016, an increase of $0.1 million. The increase was due to additional ad hoc professional services engagements in the 2017 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the six months ended June 30, 2017 was $5.8 million compared to $3.1 million for the comparable period of 2016, an increase of $2.7 million. The increase was primarily due to the approximately $2.2 million increase in revenue sharing expense related to advertising as described above. The remaining increase was primarily due to additional software licenses used directly in service delivery relating to the advertising business.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the six months ended June 30, 2017 was $4.1 million compared to $4.4 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was due to headcount reduction, including resignation of the former Chief Product Officer effective January 31, 2017 and decrease in technology overhead required to support the legacy instant messaging apps.

Selling and marketing

Selling and marketing expense for the six months ended June 30, 2017 was $1.4 million compared to $1.6 million for the comparable period of 2016, a decrease of $0.2 million. The decrease was primarily due to headcount reduction.

Research and development (excluding depreciation and amortization)

Research and development expense for the six months ended June 30, 2017 was $1.9 million compared to $2.1 million for the comparable period of 2016, a decrease of approximately $0.2 million. The decrease resulted primarily due to reduction in headcount of the technology department and reduction in outsourced research and development relating to the legacy instant messaging apps, offset by a reduction in capitalized software development costs.

Depreciation and amortization

Depreciation and amortization expense was $2.2 million for the six months ended June 30, 2017 compared to $1.6 million for the comparable period of 2016, an increase of approximately $0.6 million. The increase resulted from an increase to amortization of capitalized software costs due to the increased software development throughout 2016 and 2017 related to our next-generation content management system, native mobile applications and OTT applications.

Other expense

Other expense was zero for the six months ended June 30, 2017 compared to $0.3 million for the comparable period of 2016. The decrease resulted from the integration expenses incurred in the first quarter of 2016 subsequent to the acquisition of Worldnow on August 25, 2015. No such costs were incurred in the first quarter of 2017.

Interest expense, net

Interest expense, net was $1.2 million for the six months ended June 30, 2017 compared to $0.4 million for the comparable period of 2016, an increase of $0.8 million. The increase was primarily due to the $15 million Worldnow Promissory Notes issued in connection with the acquisition of Worldnow and the $14.5 million non-revolving credit facility with Raycom Inc., a related party, which closed on September 1, 2016 and refinanced the Worldnow Promissory Notes. The 2016 period included interest expense of $0.4 on the $15 million Worldnow Promissory Notes compared to $1.0 million for the 2017 period on the $14.5 million non-revolving credit facility with Raycom Inc., an increase of approximately $0.6 million.

Income tax expense

No income tax expense was recognized during the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. Due to our start-up status and limited revenue generated from operations, we have had recurring losses and negative cash flows from operating activities. With the acquisition of Worldnow on August 25, 2015, we have been able to utilize the positive cash flows from operating activities of the acquired business to help finance and support our operations. As of June 30, 2017, we had total current assets of approximately $8.7 million and total current liabilities of approximately $10.8 million. As of June 30, 2017, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of June 30, 2017 were $3.4 million and $3.2 million, respectively.

As of June 30, 2017, we had an accumulated deficit of $57.6 million representative of recurring losses since inception. Additionally, we had not generated positive cash flow from operations since inception, except in 2016. In the first half of 2017, we used cash in operations, and in the third quarter of 2017 we paid off our revolving credit line with Silicon Valley Bank. We will need additional financing in the near term to continue operations. These conditions raise substantial doubt about our ability to continue as a going concern into the foreseeable future.

We expect that through the next 12 months from the date of this filing, we will require external funding to sustain operations and to follow through on the execution of our business plan. We are considering several strategic alternatives which may include raising funds from strategic sources and we have retained the corporate advisory services of Waller Capital Partners, an independent investment bank and advisory firm, to explore and evaluate strategic options. There can be no assurance that our plans will materialize and/or that we will be successful in our efforts to obtain the funding to cover working capital shortfalls.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $0.8 million compared to $0.7 million for the comparable period of 2016, an increase of $0.1 million. The increase resulted primarily from an increase of $0.2 million of net loss adjusted to add back non-cash charges, offset by a decrease of $0.1 million in changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $1.6 million compared to $2.4 million for the comparable period of 2016, a decrease of $0.8 million. The decrease resulted primarily from a decrease of $0.8 million in capitalized software costs. Beginning in 2016, we started a large scale development effort for the development of our next-generation content management system, native mobile applications, connected TV applications and mobile responsive web products. Capitalized software costs were reduced to a more normalized level in the first half of 2017.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $0.2 million compared to $0.1 million for the comparable period of 2016, an increase of $0.1 million. The increase was primarily due to approximately $0.1 million of revolving credit facility payments made in the 2017 period.

Unit Purchase Agreement and Worldnow Promissory Notes

On July 28, 2015, we signed an agreement (the “Unit Purchase Agreement”) to purchase the outstanding units of Gannaway Web Holdings, LLC, operating as Worldnow, pursuant to which we issued the Worldnow Promissory Notes to GEI and Raycom in the aggregate principal amounts of $11 million and $4 million, respectively, as partial consideration for their respective membership interests in Gannway Web Holdings, LLC. The Worldnow Promissory Notes bore simple interest at a rate of 5% per year.

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017 and June 26, 2017 (the “Credit Agreement”) with Raycom Media, Inc. (“Raycom”). The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to Gannaway Entertainment Inc. (“GEI”) and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement, as amended on December 20, 2016 and March 30, 2017 (the “Raycom SPA”) pursuant to which we converted $1 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing”.

Securities Purchase Agreement

Pursuant to the Raycom SPA, we issued to Raycom an aggregate of 150,200 common shares for a purchase price of CDN$1,276,700 (or $1 million based on the exchange rate at August 18, 2016) in repayment of $1 million of the Original Raycom Note. Raycom’s 397,125 Restricted Shares were also converted into our common shares on a one-for-one basis. Under the Raycom SPA, we agreed to enlarge our Board of Directors to seven (7) directors, subject to shareholder approval, within 90 days of August 31, 2016. In addition, so long as Raycom held not less than 20% of our issued and outstanding common shares calculated on a fully diluted basis, it had (i) the designation rights to two (2) directors as management’s nominees for election to our Board, one of whom is our current Board member, Joseph G. Fiveash, III and one of which must be an independent director as defined in Rule 5605(a)(2) of the Nasdaq Rules, and (ii) approval rights to one of the independent directors named as management’s nominees for election to our Board outside of the two Raycom designated directors. Pursuant to the SPA, Raycom had designated Joseph Fiveash as one of its director designees. On December 20, 2016, we entered into an amendment to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the time period for enlargement of the Board to seven members from 90 days following August 31, 2016, to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. initial public offering, or (b) April 15, 2017. On March 30, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of our Form S-1 registration statement for our U.S. initial public offering, or (b) May 31, 2017. On May 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from May 31, 2017 to June 30, 2017 and the enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. initial public offering, or (b) July 31, 2017. On June 26, 2017, we further amended the Raycom SPA as more fully described below under “—Recent Developments—Raycom Conversion”.

Credit Agreement

Pursuant to a Credit Agreement, we entered into a Credit Facility with Raycom in the principal amount of $14.5 million and issued to Raycom Warrants to purchase 871,160 common shares at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The Credit Facility terminates on August 31, 2021. The warrants have a 5-year term but upon a repayment of principal under the Credit Agreement, a pro-rata portion thereof will expire on the date which is later of (a) August 31, 2017 or (b) 30 days from the date of each principal repayment. Upon each payment of principal, the number of warrants that will expire will equal the product of the (i) then outstanding number of warrants and (ii) the principal repayment divided by the then outstanding principal balance of the loan. The exercise price and the number of shares underlying the warrants will be subject to adjustment as set forth in the Credit Agreement. We incurred interest expense under the Credit Facility during the year ended December 31, 2016 and the three months ended March 31, 2017 of $673,353 and $510,080, respectively.

Subject to approval of Raycom, at its sole discretion, we may require further loans up to an aggregate amount of $1.5 million. We will pay interest on each loan outstanding at any time at a rate per annum of 10%. Interest will accrue and be calculated, but not compounded, daily on the principal amount of each loan on the basis of the actual number of days each loan is outstanding and will be compounded and payable monthly in arrears on each interest payment date. To the maximum extent permitted by applicable law, we will pay interest on all overdue amounts, including any overdue interest payments, from the date each of those amounts is due until the date each of those amounts is paid in full. That interest will be calculated daily, compounded monthly and payable on demand of Raycom at a rate per annum of 12%. We have the option to repay all or a portion of loans outstanding under the Credit Facility without premium, penalty or bonus upon prior notice to Raycom and repayment of all interest, fees and other amounts accrued and unpaid under the Credit Facility.

We also agreed to make the following mandatory repayments:

(a) $2 million prior to August 31, 2019;

(b) commencing on November 30, 2019 and on the last day of the month of each three month period thereafter, an amount of $687,500 per three month period;

(c) proceeds (less actual costs paid and income taxes) on any asset sales or issuances of debt or equity;

(d) upon a successful listing of our common shares on Nasdaq with a capital raise of between $8 million to $11 million, mandatory repayment in the amount of $2 million, which will be applied toward the repayment obligation required by (a) above if completed by June 30, 2017;

(e) upon a successful listing of our common shares on Nasdaq with a capital raise of more than $12 million, a mandatory repayment in the amount of $3 million which will be applied toward the $2 million repayment obligation required by (a) above if completed by June 30, 2017 and any amounts raised in excess of $2 million will be applied pro rata to repayment obligations required by (b) above commencing November 30, 2019; and

(f) commencing on the financial year ending December 31, 2017, and each financial year ending thereafter, 100% of the current year excess cash flow amount in excess of $2 million must be paid to Raycom as a mandatory repayment amount no later than May 1 of the following year until a total leverage ratio of not more than 3:1 has been met for such fiscal year, at which point 50% of the current year excess cash amount in excess of $2 million will be paid to Raycom as mandatory repayment amounts. Such excess cash flow payments will be applied pro rata to reduce other mandatory payments due thereunder.

The mandatory prepayment provision described in subsection (c) above is not applicable to the December Private Placement (as described below), the SVB Line of Credit (as described below) or a U.S. public offering of equity resulting in proceeds to us of less than $8 million.

In addition, we must maintain certain leverage ratios and interest coverage ratios beginning the fiscal quarter ending December 31, 2017. The leverage ratios range from 4:1 to 2.5:1 and 2:1 to 3.5:1 for the interest coverage ratio. We are also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions.

Upon an event of default, Raycom may by written notice terminate the facility immediately and declare all obligations under the Credit Agreement and the related loan documents, whether matured or not, to be immediately due and payable. Raycom may also as and by way of collateral security, deposit and retain in an interest bearing account, amounts received by Raycom from us under the Credit Agreement and the related loan documents and realize upon the Security Interest Agreements, Guaranty Agreements and Pledge Agreement as described below. If we fail to perform any of our obligations under the Credit Agreement and the related loan documents, Raycom may upon 10 days’ notice, perform such covenant or agreement if capable. Any amount paid by Raycom under such covenant or agreement will be repaid by us on demand and will bear interest at 12% per annum.

On June 26, 2017, we further amended the Credit Agreement as more fully described below under “—Recent Developments—Raycom Conversion”.

Guaranty Agreements, Security Interest Agreements and Pledge Agreement

In connection with the Credit Agreement, our subsidiaries Frankly Co. and Frankly Media LLC have entered into Guaranty Agreements whereby Frankly Co. and Frankly Media LLC have guaranteed our obligations under the Credit Agreement. In addition, each of Frankly Inc., Frankly Co. and Frankly Media LLC have entered into security interest agreements (the “Security Interest Agreements”) pursuant to which Raycom has first priority security interests in substantially all of our assets. Under the Security Interest Agreements, we do not have a right to sell or otherwise dispose of all or part of the collateral except in the ordinary course of business that are not material. Frankly Media LLC has also entered into an Intellectual Property Pledge Agreement pursuant to which it has granted a security interest in all of its intellectual property to Raycom. We have also (i) deposited our intellectual property in escrow accounts for the benefit of Raycom, (ii) in furtherance of the security interest granted to Raycom in our equity interest in Frankly Media LLC, entered into a pledge agreement and a control agreement pursuant to which we granted Raycom control of the equity interest of Frankly Media LLC and (iii) entered into an insurance transfer and consent assigning our rights and payments under insurance policies covering our operations and business naming Raycom as mortgagee, first loss payee and additional named insured.

In addition, we have entered into a Pledge Agreement pursuant to which we granted Raycom a security interest on substantially all the assets and securities of our current and future subsidiaries.

Upon an event of default, we will be required to deposit all interests, income, dividends, distributions and other amounts payable in cash in respect of the pledged interests into a collateral account over which Raycom has the sole control and may apply such amounts in its sole discretion to the secured obligations under the Credit Agreement. Upon the cure or waiver of a default, Raycom will repay to us all cash interest, income, dividends, distributions and other amounts that remain in such collateral account. In addition, upon an event of default, Raycom has the right to (i) transfer in its name or the name of any of its agents or nominees the pledged interests, (ii) to exercise all voting, consensual and other rights and power and any and all rights of conversion, exchange, subscription and other rights, privileges or options pertaining to the pledged interests whether or not transferred into the name of Raycom, and (iii) to sell, resell, assign and deliver all or any of the pledged interests. We have also agreed to use our best efforts to cause a registration under the Securities Act and applicable state securities laws of the pledged interests upon the written request from Raycom.

Raycom may transfer or assign, syndicate, grant a participation interest in or grant a security interest in, all or any part of its rights, remedies and obligations under the Credit Agreement and the related loan documents, without notice or our consent.

Repayment of Bridge Bank Loan

As a condition to entering into the Credit Agreement, on August 31, 2016, we fully repaid the Bridge Bank Loan.

Western Alliance Bank Letter of Credit

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, we entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate”. Interest will accrue from the date of the advance until such advance is paid in full. We have granted Western Alliance Bank a security interest in a $524,115 restricted account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing.

Intercompany Loan Agreements

Pursuant to a loan agreement dated February 17, 2015 by and between Frankly Inc. and Frankly Co., Frankly Co. has agreed to transfer to Frankly Inc. up to $15 million to cover expenditures of the Company. The interest rate of the loan is fixed at 3% annually and installments will be made until 2020. Frankly Co. unilaterally determines the number, the amount and the frequency of each installment. As of December 31, 2016, there was approximately $13.9 million outstanding.

Reverse Stock Split

On February 3, 2017, we effected a one-for-seventeen reverse split (the “Reverse Stock Split”) of our issued and outstanding common shares. Upon effectiveness of the Reverse Stock Split, every 17 common shares outstanding decreased to one common share.

Raycom Advance

On December 22, 2016, pursuant to an amendment (the “Advance Agreement”), to the Website Software and Services Agreement (the “Raycom Services Agreement”) dated October 1, 2011 by and between the Company and Raycom, Raycom pre-paid $3 million of future fees for services (the “Original Raycom Advance”) to be provided by the Company pursuant to the Raycom Services Agreement. Pursuant to the Advance Agreement, if we had completed an equity raise of at least $5 million before March 31, 2017, then we could have either (i) refunded the prepayment to Raycom within 30 days of the completion of the equity raise along with an additional $30,000 for fees in connection with the prepayment by Raycom, or (ii) applied the prepayment to services provided by us for the year ending December 31, 2017 in which case Raycom would have received a discount of $300,000 (the “Discount”) for the services to be provided by us. If we did not complete an equity raise of at least $5 million by March 31, 2017, then the prepayment would have been applied to the services to be provided for the year ending December 31, 2017 and the Discount will be applied to services to be provided by us for the year ending December 31, 2017.

On March 30, 2017, we entered into an amendment to the Advance Agreement (the “Second Raycom Advance”) pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company pursuant to the Raycom Services Agreement. The amendment also extended the date for completing the equity raise and if we did not complete an equity raise of at least $5 million by May 31, 2017, then the prepayment would have been applied to the services to be provided for the period commencing June 1, 2017 and Raycom would have received the Discount for services to be provided by us for the year ending December 31, 2017. On May 25, 2017, we entered into an amendment to the Advance Agreement, pursuant to which if we do not complete an equity raise of at least $5 million by June 30, 2017, then the prepayment will be applied to the services to be provided for the period commencing July 1, 2017 and Raycom will receive the Discount for services to be provided by us for the year ending December 31, 2017.

Silicon Valley Bank Line of Credit

On December 28, 2016, we, Frankly Media and Frankly Co. had entered into the Loan and Security Agreement pursuant to which SVB has provided us with a $3 million revolving line of credit (the “SVB Line of Credit”). Borrowings under the SVB Line of Credit accrued interest at a floating per annum rate equal to 2.25% above the Prime Rate published in the Wall Street Journal, which interest was payable monthly.

The SVB Line of Credit was secured by substantially all of our and our subsidiaries’ assets. We and our subsidiaries had also entered into Intellectual Property Security Agreements pursuant to which we and our subsidiaries have granted a security interest in all of our respective rights, titles and interests in our intellectual property. Pursuant to an intercreditor agreement dated December 28, 2016 (the “Intercreditor Agreement”) between Raycom, The Teachers’ Retirement Systems of Alabama, as agent for Raycom (“TRS”) and SVB, Raycom had a first priority security interest in substantially all of our assets other than accounts receivable, cash, cash accounts, short and long term investments, all bank accounts including, without limitation, all operating accounts, depository accounts, savings accounts, and investment accounts, and all property contained therein, stock, securities, and investment property, and all proceeds arising out of any of the foregoing (the “SVB Priority Collateral”) while SVB had a first priority security interest in the SVB Priority Collateral.

On August 1, 2017, the Company repaid all amounts owed to SVB under these agreements and such agreements were terminated.

December Private Placement

In December 2016, we issued a total aggregate of 85,131 units (“Units”), with each Unit consisting of one common share and one-half warrant to acquire a common share (each whole warrant entitled the holder to purchase one common share for CDN$9.52 for a period of 24 months from the date of issuance, a “Private Placement Warrant”) at a price of CDN$7.65 per Unit raising gross proceeds of CDN$651,250 or $486,116 and net proceeds of approximately CDN$619,660 or $462,536, net of 6% finders’ fee discussed below. Each Private Placement Warrant entitles the holder thereof to purchase one additional common share upon payment of the exercise price of CDN$9.52 for a period of 24 months from issuance. In connection with sale of Units outside of the U.S., we paid finders’ fees of 6% cash totaling CDN$31,590 or $23,580 to Canaccord Genuity Corp. and Industrial Alliance Securities Inc. (the “Private Placement Finders”). We also issued the Broker Warrants to purchase 4,129 common shares (the “Broker Warrants” and together with the Private Placement Warrants, the “December Warrants”) to the Private Placement Finders, representing 6% of the total aggregate Units placed by the Private Placement Finders. 70,294 Units issued pursuant to the exemption under Regulation S are subject to a one year distribution compliance period and an offer and sale of such securities cannot be not made to a U.S. person or for the account or benefit of a U.S. person until the expiration of the one year distribution compliance period. In connection with the December Private Placement, we incurred $61,131 in share issuance costs, offset by $9,319, being the value attributed to the Broker Warrants, for net share issuance costs of $51,812. The net proceeds from such offering will be used for general working capital and product development. We refer to these transactions as the “December Private Placement”.

Raycom Conversion

We entered into a Securities Purchase Agreement with Raycom (the “Raycom Agreement”) dated June 26, 2017, pursuant to which we agreed to issue to Raycom common shares and warrants in exchange for a $7,000,000 reduction in the principal amount of indebtedness due to Raycom pursuant to the Credit Agreement and the associated promissory note. Upon the consummation of the transactions contemplated by the Raycom Agreement, the principal amount due to Raycom will be reduced from $14,500,000 to $7,500,000. The issuance of the common shares and warrants pursuant to the Raycom Agreement will be subject to approval by our shareholders (other than Raycom, which will not be permitted to vote on the matter) and completion of the U.S. initial public offering. We have agreed to seek such shareholder approval as promptly as may be practicable. Pursuant to Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions (“MI 61-101”), the transactions with Raycom Media, Inc. will be “related-party transactions.” Unless there is an exemption available under applicable securities law, the Company will need to obtain a formal valuation for the transaction.

Pursuant to the Raycom Agreement, Raycom will receive (i) such number of our common shares as is equal to the Canadian dollar equivalent of $7,000,000 as of the date of the Raycom Agreement, divided by the greater of (A) 85% of the last closing price of our common shares on the TSX-V on the last trading day completed prior to the issuance of the news release announcing the execution of the Raycom Agreement, which closing price was CDN$4.89 ($3.14 based on the exchange rate on June 26, 2017), and (B) 85% of the Canadian dollar equivalent of the initial combined public offering price of securities sold in our initial public offering in the U.S., and (ii) warrants to purchase up to 675,900 common shares. The warrants will have an exercise price per share equal to the greater of (A) the U.S. dollar equivalent of the last closing price of our common shares on the TSX-V on the last trading day completed prior to the issuance of the news release announcing the execution of the Raycom Agreement, or (B) 120% of the initial combined public offering price of the securities sold in our initial public offering in the U.S., and will expire on August 31, 2021. Upon the approval of the Raycom Conversion, warrants to purchase 675,900 common shares would be issuable to Raycom and based on an assumed combined initial public offering price of $5.25 per common share and warrant to purchase a common shares (the midpoint of the price range set forth on the cover page of the preliminary prospectus included in the Form S-1, as amended, that we have filed with the SEC for our U.S. initial public offering), 1,567,952 common would be issuable to Raycom.

In addition, the Raycom Agreement amends the Credit Agreement to provide that, (i) commencing with the closing date thereunder, the interest rate payable under the Credit Agreement and the associated promissory note will increase from 10% to 15.75% per annum. The 5.75% additional interest will accrue and be calculated daily and be payable quarterly. Such amount will be payable in our discretion either in cash or an equivalent amount of our common shares, based on the last closing price of the common shares on the TSX-V on the last trading day before the end of the applicable quarter (or, if our common shares are not trading on the TSX-V, on such other exchange on which the common shares may then be traded). If the common shares are not traded on a public exchange, the additional interest will be paid in cash.

In addition, the Raycom Agreement provides that, commencing with the closing date thereunder, the amount of each mandatory repayment due under the Credit Agreement will be reduced from $687,500 to $355,600, reflecting the proportionate reduction in the principal amount outstanding.

The Raycom Agreement also provides that (i) we will increase the size of our Board of Directors from five to seven on or before September 30, 2017, subject to shareholder approval, (ii) so long as Raycom owns common shares representing not less than 20% of the issued and outstanding common shares calculated on a fully-diluted basis, (A) a total of two individuals, neither of whom need be independent of our company, designated by Raycom will be named as part of management’s nominees for election as directors in our annual proxy circular (subject to compliance with certain TSX-V requirements) and (B) Raycom will have the right to approve one of management’s other nominees, who shall be independent of our company, for election as director in such proxy circular. Raycom will also be entitled to certain redesignation rights should any of its director nominees die, resign, or be disqualified or removed. If we are not successful in obtaining shareholder approval to increase the number of directors on the Board to seven by September 30, 2017, we will, by December 31, 2017, call a special shareholders’ meeting for the purpose of enlarging the Board to seven directors, subject to TSX-V Personal Information Form clearance and shareholder approval.

Pursuant to TSX-V rules, if the transactions contemplated by the Raycom Agreement are completed, the expiration date for warrants to purchase 420,560 common shares previously issued to Raycom in connection with the Credit Agreement will be accelerated from August 31, 2021 to August 31, 2017. All other terms of such warrants will remain unchanged. The remaining warrants to purchase 450,600 common shares will continue to be exercisable until August 31, 2021.

Recent Developments

Legal Proceedings

On July 21, 2017, a complaint was filed by Gannaway Entertainment, Inc. (“GEI”), Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against the Frankly, our Chief Executive Office, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. We are reviewing the complaint with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

As a result of the complaint filed on July 21, 2017 as discussed above, we decided to postpone the US IPO until the resolution of the litigation is more certain.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to those for the year ended December 31, 2016, included within our Form 10 as filed with the SEC on August 7, 2017 (the “Form 10”).

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Off-Balance Sheet Financing

Other than our operating lease obligations, we have no off-balance sheet arrangements such as guarantees, retained or contingent interests in assets transferred to an unconsolidated entity, obligations indexed to our own stock or variable interests in unconsolidated entities. Future obligations under operating leases, capital leases and debt arrangements are detailed in our condensed consolidated financial statements included elsewhere in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

Our exposure to the risk of changes in foreign exchange rates relates primarily to the Company's transactions with parties located outside the United States of America, which consists of transactions of the Canadian holding company. Balances denominated in foreign currencies as of June 30, 2017 are not material to the Company.

Interest rate risk

Our non-revolving credit facility bears interest at a fixed rate, and as such is subject to interest rate price risk resulting from changes in fair value from market fluctuations in interest rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On July 21, 2017, a complaint was filed by GEI, Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against the Frankly, our Chief Executive Office, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. We are reviewing the complaint with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of any future matters could materially affect our future financial position, results of operations or cash flows.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10 as filed with the SEC on August 7, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLY INC.

Dated: September 22, 2017		/s/ Steve Chung
	Name:	Steve Chung
	Title:	Chief Executive Officer
(Principal Executive Officer)

