Form 10-Q
period 2017-09-30
Frankly Inc
filed 2017-11-14
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55821

FRANKLY INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1230527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

333 Bryant Street, Suite 310 San Francisco, CA 94107	94107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 861-9797

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2017, there were 2,188,371 shares of the Company’s common shares, no par value, issued and outstanding.

FRANKLY INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frankly Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2016	September 30, 2017
		(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,053,203	$1,276,145
Restricted cash	634,115	634,115
Accounts receivable, net	3,242,866	2,743,026
Prepaid expenses and other current assets	650,898	877,938
Total Current Assets	10,581,082	5,531,224

Property & equipment, net	1,481,328	1,116,380
Software development costs, net	6,710,494	7,006,947
Intangible assets, net	7,635,552	6,980,550
Goodwill	6,546,581	6,546,581
Other assets	308,604	178,399
Total Assets	$33,263,641	$27,360,081

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$4,687,581	$5,189,417
Accrued expenses	1,367,040	949,015
Revolving credit facility	1,375,474	-
Capital leases, current portion	167,635	80,461
Deferred revenue	21,702	47,604
Due to related parties	2,561,572	3,920,847
Total Current Liabilities	10,181,004	10,187,344

Non-revolving credit facility, net	11,630,384	12,006,885
Capital leases, non-current portion	40,449	-
Deferred rent	42,827	37,619
Other liabilities	64,766	100,450
Total Liabilities	21,959,430	22,332,298

Commitments and Contingencies (Note 9)

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized, 2,030,800 and 2,183,071 shares outstanding as of December 31, 2016 and September 30, 2017, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 97,674 and 0 shares outstanding as of December 31, 2016 and September 30, 2017, respectively	-	-
Additional paid-in capital	64,986,368	65,761,144
Accumulated deficit	(53,642,691)	(60,679,755)
Accumulated other comprehensive loss	(39,466)	(53,606)
Total Shareholders’ Equity	11,304,211	5,027,783
Total Liabilities and Shareholders’ Equity	$33,263,641	$27,360,081

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Operations and Comprehensive Loss – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total Revenue	$6,196,691	$6,537,308	$16,664,579	$19,390,089

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,677,281	3,307,870	5,761,780	9,142,558
General and administrative (excluding depreciation and amortization)	1,992,650	1,869,037	6,375,419	5,999,894
Selling and marketing	628,909	606,383	2,257,775	2,013,174
Research and development (excluding depreciation and amortization)	844,682	1,212,703	2,901,480	3,161,646
Depreciation and amortization	848,246	1,102,576	2,447,265	3,261,933
Loss on disposal of assets	-	-	1,093	-
Loss on extinguishment of debt	-	38,287	-	38,287
Nasdaq listing fees	410,225	943,822	410,225	943,822
Other expense	(135,531)	-	205,681	27,017
Loss from operations	(1,069,771)	(2,543,370)	(3,696,139)	(5,198,242)

Foreign exchange (gain) loss	(5,716)	(16,144)	(3,061)	(20,236)
Interest expense, net	307,932	601,909	749,706	1,859,058
Loss before income tax expense	(1,371,987)	(3,129,135)	(4,442,784)	(7,037,064)

Income tax expense	-	-	-	-
Net Loss	$(1,371,987)	$(3,129,135)	$(4,442,784)	$(7,037,064)

Other Comprehensive Net Loss
Foreign currency translation	(6,612)	(18,237)	(4,325)	(14,140)
Comprehensive Net Loss	$(1,378,599)	$(3,147,372)	$(4,447,109)	$(7,051,204)

Basic and Diluted Net Loss Per Share	$(0.71)	$(1.46)	$(2.33)	$(3.29)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	1,935,189	2,148,332	1,903,740	2,137,172

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Shareholders’ Equity – Unaudited

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	54,597	-	-	-	-	-
Exchange of restricted voting shares for common shares	97,674	(97,674)	-	-	-	-
Stock-based compensation	-	-	774,776	-	-	774,776
Net loss	-	-	-	(7,037,064)	-	(7,037,064)
Other comprehensive loss	-	-	-	-	(14,140)	(14,140)
Balance, September 30, 2017	2,183,071	-	$65,761,144	$(60,679,755)	$(53,606)	$5,027,783

Balance, December 31, 2015	1,294,018	593,826	59,462,420	(42,931,749)	(30,623)	$16,500,048
Issuance of common shares	150,200	-	1,000,000	-	-	1,000,000
Share issuance costs	-	-	(22,722)	-	-	(22,722)
Issuance of warrants	-	-	2,921,407	-	-	2,921,407
Exchange of restricted voting shares for common shares	490,711	(490,711)	-	-	-	-
Stock-based compensation	-	-	859,799	-	-	859,799
Net loss	-	-	-	(4,442,784)	-	(4,442,784)
Other comprehensive loss	-	-	-	-	(4,325)	(4,325)
Balance, September 30, 2016	1,934,929	103,115	$64,220,904	$(47,374,533)	$(34,948)	$16,811,423

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Cash Flows – Unaudited

	Nine Months Ended September 30,
	2016	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,442,784)	$(7,037,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,447,265	3,261,933
Amortization of debt discount	45,146	405,788
Amortization of deferred financing costs	-	80,651
Stock-based compensation expense	859,799	774,776
Loss on disposal of assets	1,093	-
Loss on extinguishment of debt	-	38,287
Other non-cash asset writeoff	178,147	-

Changes in assets and liabilities:
Accounts receivable	462,799	499,840
Prepaid expenses and other current assets	505,449	(265,416)
Other assets	12,980	130,205
Accounts payable	1,457,025	448,127
Accrued expenses	(1,077,226)	(421,451)
Deferred revenue	(46,188)	25,901
Due to / from related parties	(47,100)	1,359,275
Deferred rent and other liabilities	37,692	30,476
Net cash provided by (used in) operating activities	394,097	(668,671)

Cash flows from investing activities
Capitalized software costs	(3,384,631)	(2,444,766)
Purchases of property & equipment	(42,275)	(93,667)
Proceeds from sale of intangible assets or equipment	2,111	-
Net cash used in investing activities	(3,424,795)	(2,538,433)

Cash flows from financing activities
Restricted cash	(634,115)	-
Revolving credit facility payments	(1,950,000)	(1,375,474)
Capital lease payments	(147,620)	(127,622)
Share issuance costs	(22,722)	-
Proceeds from issuance of debt	500,000	-
Debit issuance costs	(90,573)	(64,615)
Net cash used in financing activities	(2,345,030)	(1,567,711)

Effect of exchange rate changes on cash	(9,502)	(2,243)
Net change in cash and cash equivalents	(5,385,230)	(4,777,058)

Cash and cash equivalents at beginning of period	7,554,128	6,053,203
Cash and cash equivalents at end of period	$2,168,898	$1,276,145

Supplemental cash flow disclosure
Cash paid for interest	$714,554	$1,138,557
Cash paid for income taxes	-	-
Exchange of promissory notes for common shares	$1,000,000	$-

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

As of September 30, 2017, the Company has an accumulated deficit of $60.7 million, representative of recurring losses since inception. Additionally, the Company has not generated positive cash flow from operations since inception, except in 2016. In the first nine months of 2017, the Company used cash in operations, and in the third quarter of 2017 paid off its revolving credit facility with Silicon Valley Bank (Note 6). Also, in the third quarter of 2017, the Company decided to postpone its contemplated initial public offering in the United States (the “IPO”) and expensed deferred financing costs of $943,822 related to the IPO effort. Lastly, as of September 30, 2017, the Company was in compliance with all debt covenants, but may not be in compliance as of December 31, 2017 with two financial covenants which have a measurement date of December 31, 2017. The Company will need additional financing in the near term to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

Concentrations of Risk

Accounts receivable are subject to credit risk and as of December 31, 2016 and September 30, 2017, two and three customers each accounted for greater than 10% of the Company’s accounts receivable balance, respectively. In total, these customers accounted for 26% and 55% of the Company’s accounts receivable balance as of December 31, 2016 and September 30, 2017, respectively. Additionally, approximately 42% and 36% of the Company’s revenue for the nine months ended September 30, 2016 and 2017 was generated from three and two customers, respectively, that each accounted for greater than 10% of the Company’s total revenue.

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company” (“EGC”) as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this exemption and, as a result, its financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that the Company can elect to opt out of the extended transition period at any time, which election is irrevocable.

ASU 2014-09: Revenue from Contracts with Customers (Topic 606) — In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new topic will replace Topic 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The topic is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018, for private companies; this effective date is applicable for the Company due to the JOBS Act exemption described above. Therefore, the Company plans to adopt this ASU on January 1, 2019 and plans to use the modified retrospective method. The Company will further evaluate during the next year, the anticipated impact of the adoption of this updated guidance on its consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

ASU 2016-02: Leases (Topic 842) — In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for the Company as an EGC in 2020 and requires the modified retrospective method of adoption. Early adoption is permitted. Although the Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

Under the terms of the Purchase Agreement, the Company paid $10,000,000 in cash, issued $20,000,000 in Class A restricted voting shares of the Company (the “Share Consideration”) and executed promissory notes to two shareholders of Worldnow bearing simple interest at a rate of 5 percent per year and agreed to pay $15,000,000 on August 31, 2016 (Note 6). The number of restricted voting shares comprising the Share Consideration was 574,836, determined with reference to the volume-weighted average price of the common shares of the Company on the TSX-V for the five days prior to the date of the Purchase Agreement (CDN$45.46 or $34.79). For purposes of the purchase price allocation, the Share Consideration, prior to discount for lack of marketability, was reflected at fair value as of the Closing Date which amounted to $15,523,058.

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

4. Related Party Transactions and Balances

The Company has several significant shareholders as follows: SKP America LLC (“SKP America”), Raycom Media Inc. (“Raycom”), and Gannaway Entertainment Inc. (“GEI”) which each owned approximately 25.6%, 25.7% and 8.3%, respectively, as of December 31, 2016 and 25.0%, 25.1% and 8.1%, respectively, as of September 30, 2017 of the aggregate common shares and Class A restricted voting shares.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The following table summarizes related party balances in the condensed consolidated balance sheets for the periods presented:

	December 31,	September 30,
Amounts Due (to) from Related Parties	2016	2017
		(Unaudited)
Non-revolving credit facility, net
Raycom	$11,630,384	$12,006,885

Due (to) from Raycom:
Accounts receivable, net	295,231	1,425,501
Prepaid expenses and other current assets	70,000	-
Accounts payable	(159,385)	(257,368)
Accrued expenses	-	(234,062)
Deferred revenue	(2,896,585)	(4,896,585)
Total due to Raycom, net	(2,690,739)	(3,962,514)

Due from Mobdub:
Prepaid expenses and other current assets	129,167	41,667
Total due from Mobdub	129,167	41,667
Total due (to) from related parties	$(2,561,572)	$(3,920,847)

The following table summarizes related party transactions in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue (Expense) from Related Parties	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Raycom:
Revenue	$1,236,060	$1,272,827	$3,790,811	$3,920,180
Interest on promissory notes	(33,333)	-	(133,333)	-
Interest on non-revolving credit facility	(160,037)	(508,646)	(160,037)	(1,525,637)
Interest on the Advance Agreement	-	(78,021)	-	(234,062)
	1,042,690	686,160	3,497,441	2,160,481

GEI:
Interest on promissory notes	(93,806)	-	(368,806)	-

Mobdub:
License fees	(36,190)	(29,167)	(109,288)	(87,500)
	(36,190)	(29,167)	(109,288)	(87,500)

	$912,694	$656,993	$3,019,347	$2,072,981

Raycom

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 6). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the three and nine months ended September 30, 2016 and 2017, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 6). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). The proceeds were used to pay down $14 million of the $15 million outstanding promissory notes. In addition, Raycom converted the remaining $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 common share purchase warrants to Raycom. The Loan was recorded at fair value of $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The carrying value of the Loan at December 31, 2016 and September 30, 2017, net of debt discount and deferred financing costs, was $11,630,384 and $12,006,885, respectively. Interest expense on the Loan for the three and nine months ended September 30, 2016 and 2017, respectively, amounted to $160,037, $160,037, $508,646 and $1,525,637 and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with this agreement, the Company recognized interest expense of $78,021 and $234,062 for the three and nine months ended September 30, 2017, respectively.

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

5. Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long-lived assets was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$169,235	$151,281	$536,998	$458,616
Amortization of capitalized software	460,677	732,961	1,255,265	2,148,315
Amortization of other intangibles	218,334	218,334	655,002	655,002
Total depreciation and amortization	$848,246	$1,102,576	$2,447,265	$3,261,933

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	December 31, 2016	September 30, 2017
		(Unaudited)
Cost:
Office and computer equipment and software	$1,981,889	$2,050,360
Leasehold improvements	578,781	603,978
	2,560,670	2,654,338

Accumulated depreciation and amortization:
Office and computer equipment and software	(926,901)	(1,299,978)
Leasehold improvements	(152,441)	(237,980)
	(1,079,342)	(1,537,958)
	$1,481,328	$1,116,380

Depreciation expense for assets held under capital lease for the three and nine months ended September 30, 2016 and 2017, respectively, was $41,062, $123,186, $35,400 and $107,299. The net carrying value of assets held under capital lease was $404,346 and $297,046 as of December 31, 2016 and September 30, 2017, respectively (Note 9).

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	December 31, 2016	September 30, 2017
		(Unaudited)

Cost	$9,001,660	$11,446,427
Accumulated amortization	(2,291,166)	(4,439,480)
	$6,710,494	$7,006,947

During the nine months ended September 30, 2016 and 2017, the Company capitalized software development costs of $3,384,631 and $2,444,766, respectively.

Goodwill

The following table summarizes the changes in goodwill for the periods presented:

Carrying Value

Balance, December 31, 2015	$10,755,581
Impairment	(4,209,000)
Balance, December 31, 2016	$6,546,581
Activity	-
Balance, September 30, 2017 (Unaudited)	$6,546,581

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	December 31, 2016	September 30, 2017
		(Unaudited)
Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(844,448)	(1,319,450)
Advertiser relationships	(320,000)	(500,000)
	(1,164,448)	(1,819,450)
	$7,635,552	$6,980,550

6. Debt

Non-revolving Credit Facility, Extinguishment of Promissory Notes and Old Revolving Credit Facility

On September 1, 2016, the Company completed the closing of its financing with Raycom, a related party (Note 4). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit. In addition, Raycom converted $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 warrants to Raycom entitling the holder of each warrant to acquire one common share of the Company upon exercise of each warrant at a price per common share equal to CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The warrants will expire on the earlier of: (i) the repayment of the Loan in accordance with its terms; and (ii) 5 years. To the extent that there is a mandatory repayment of any portion of the principal balance of the Loan, a proportionate number of the warrants will have their term reduced to the later of one year from issuance and 30 days from the date of such repayment.

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

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statement of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the three and nine months ended September 30, 2016 and 2017, respectively, amounted to $45,146, $45,146, $132,826 and $405,788. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the three and nine months ended September 30, 2016 and 2017, respectively, amounted to $0, $0, $10,340 and $35,328.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Prior to the completion of the financing arrangements, Raycom held 397,125 voting shares of the Company, which represented approximately 21% of the issued and outstanding voting shares of the Company. Immediately following the completion of the financing transactions, Raycom held 547,325 voting shares of the Company and 871,160 warrants, which collectively represented approximately 27% of the issued and outstanding voting shares of the Company on a non-diluted basis.

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

In addition, the Company must maintain certain leverage ratios and interest coverage ratios beginning with the fiscal quarter ending December 31, 2017. The Company is also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions.

Upon an event of default, Raycom may by written notice terminate the facility immediately and declare all obligations under the Loan, whether matured or not, to be immediately due and payable. Raycom may also as and by way of collateral security, deposit and retain in an interest bearing account, amounts received by Raycom from the Company under the Loan and realize upon the security interest agreements, guaranty agreements and pledge agreement.

Promissory Notes Payable to Related Parties

In connection with the acquisition of Worldnow on August 25, 2015 (Note 3), the Company executed unsecured promissory notes, bearing a simple interest at a rate of 5% per year, to pay an aggregate of $15,000,000 in cash on August 31, 2016. The holders of the promissory notes were Raycom ($4,000,000) and GEI ($11,000,000), former shareholders of Worldnow (Note 4). Interest expense on the promissory notes amounted to $125,000 and $500,000 for the three and nine months ended September 30, 2016, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss. On September 1, 2016, the promissory notes were extinguished in connection with the refinancing transaction discussed above.

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

As of December 31, 2016 and September 30, 2017, the principal amount outstanding under the Revolving Credit Facility was $1,375,474 and $0, respectively. On August 1, 2017, the Company repaid all amounts owed to SVB under these agreements and such agreements were terminated.

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate”. Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of December 31, 2016 and September 30, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheet.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

On February 3, 2017, the Company effected the one-for-seventeen reverse split of its issued and outstanding common shares and Class A restricted voting shares. All warrant, option, RSU, share and per share information in the consolidated financial statements gives retroactive effect to the Reverse Stock Split for all periods presented.

Shares Issued During the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, the Company issued a total of 54,597 common shares for employee and director RSUs that vested.

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

Based on the number of outstanding options and RSUs as of September 30, 2017 and RSUs vested through September 30, 2017, the Company had 7,531 options or RSUs remaining for issuance under the Plan.

The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

On March 3, 2017, the Company cancelled all outstanding options granted under the Plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

			Weighted Average
					Remaining
			Exercise	Grant Date	Contractual
	Shares		Price	Fair Value	Term (Years)

Balance, December 31, 2015	140,809		$35.53	$17.17	7.12
Granted	170,147		12.19	3.61
Exercised	-		-	-
Forfeited or canceled	(65,194)		34.82	12.32
Balance, December 31, 2016	245,762		$19.52	$9.10	8.71
Vested and expected to vest, December 31, 2016	235,854		$19.62	$9.18	8.70
Exercisable, December 31, 2016	47,595		$29.18	$17.07	7.74

Unaudited interim activity:
Balance, January 1, 2017	245,762		$19.52	$9.10	8.71
Adjustment - Balance, January 1, 2017	(53	)(a)	-	-
Granted	69,827		5.47	2.92
Exercised	-		-	-
Forfeited or canceled	(46,857)		19.19	9.49
Canceled (Option Replacement)	(193,339	)(b)	19.90	9.11
Granted (Option Replacement)	113,677	(b)	5.30	9.11
Balance, September 30, 2017	189,017		$5.47	$6.72	8.44
Vested and expected to vest, September 30, 2017	182,756		$5.48	$6.78	8.42
Exercisable, September 30, 2017	63,797		$5.77	$10.29	7.53

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up options outstanding as of December 31, 2016.

(b) On March 3, 2017, the Company cancelled all outstanding options granted under the Plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options (the “Option Replacement”). The Company accounted for the Option Replacement as a modification in accordance with ASC 718, Compensation—Stock Compensation. The Company canceled 193,339 existing options (the “original options”) and concurrently granted 113,677 replacement options (the “replacement options”). The total stock-based compensation expense recognized by the Company for the nine months ended September 30, 2017, relating to the Option replacement, was computed using the original grant date fair value of the original options, plus the incremental fair value calculated as the excess of the fair value of the replacement options over the fair value of the original options on the modification date.

The aggregate intrinsic value of outstanding and exercisable stock options as of September 30, 2017 is $0.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

			Weighted-Average
			Grant Date
	Shares		Fair Value

Balance, December 31, 2015	35,767		21.26
Granted	60,832		6.38
Vested	(5,299)		10.89
Forfeited or canceled	(14,569)		36.35
Balance, December 31, 2016	76,731		$7.31

Unaudited interim activity:
Balance, January 1, 2017	76,731		$7.31
Adjustment - Balance, January 1, 2017	(7	)(a)	-
Granted	58,365		5.01
Vested	(54,597)		6.05
Forfeited or canceled	(754)		6.44
Balance, September 30, 2017	79,738		$6.50

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up RSUs outstanding as of December 31, 2016.

The RSUs granted during the nine months ended September 30, 2016 and 2017 had an aggregate fair value of $364,822 and $292,336, respectively, based on the closing price for common shares on the date of grant. Unrecognized compensation cost related to the Company’s non-vested RSUs was $369,976 as of December 31, 2016, which is expected to be recognized from 2017 through 2019.

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

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. The Company and its counsel continue to believe that the claims are without merit. The Company intends to defend the claims vigorously.

Operating Lease Commitments

The Company is obligated under several non-cancellable operating leases for office space, expiring in 2017 through 2023. The Company has one sublease for its excess office space as of December 31, 2016.

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of September 30, 2017:

Payments Due During the Years Ending December 31,	Total

2017	$1,403,958
2018	1,381,158
2019	1,076,658
2020	852,908
2021	852,908
Thereafter	995,061
Total	$6,562,651

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

10. Subsequent Events

The Company has evaluated subsequent events through November 14, 2017 which is the date these unaudited interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements except for the transactions described below.

Retention Plan

On October 19, 2017, the Company began a Retention Plan (the “Retention Plan”) to induce selected key contributors to remain employed with the Company, or an acquirer of the Company in a strategic transaction, and to remain actively engaged in the Company’s business, and to enhance the Company’s value by providing participants incentive benefits to help assure the success of any strategic transaction concerning the Company.

The Retention Plan has two primary incentive components, a severance component and a bonus component. The severance component is contingently payable upon a double trigger as follows: 1) the Company completes a strategic transaction by February 15, 2018; and 2) within six months thereafter, Company (including any subsidiary or successor thereof) terminates participant employment without cause. The bonus component is payable at various percentages of base salary, and is contingent upon the occurrence of the following events, with each event being allocated a portion of the total eligible bonus amount, depending on the participant: 1) Retention bonus in the event that the participant remains employed by the Company through February 15, 2018; 2) Company performance goal bonus in the event that the Company achieves internal performance goals in specific areas in the last four months of 2017, subject to final approval by the Board of Directors of the Company; and 3) Strategic transaction bonus in the event that the Company enters a definitive binding agreement for a strategic transaction, as defined in the plan document, by February 15, 2018. The bonus component will be payable in a combination of cash and/or RSUs to be determined by the Company in its sole discretion.

Equity Incentive Plan

On October 20, 2017, the Company adopted an amended and restated equity incentive plan (the “Restated Plan”). The Restated Plan amends the current equity incentive plan, effective as of October 1, 2017, by replacing the compensation plan limit with a fixed total limit of 435,000 common shares that may be granted under Option and RSU awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements include, but are not limited to, statements with respect to the nature of the usage of our software-as-a-service platform, our strategy and capabilities, changing audience and advertising demand for local news and media, needs for new technology from local news and media industry, the vertical and regional expansion of our market and business opportunities, the expansion of our product offering, and the estimated number of smart device users, local news and media businesses and digital advertisers in the future. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or are beyond our control. Consequently, readers should not place undue reliance on such forward-looking statements.

The forward-looking statements reflect our current expectations and are based on information currently available to us and on assumptions we believe to be reasonable. Forward-looking information is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, activities, performance or achievements to be materially different from that expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to:

●	our ability to obtain additional financing;

●	our ability to implement our business strategy;

●	our ability to successfully integrate any acquired businesses;

●	our overall ability to effectively respond to technology changes affecting the industry and increasing competition from other technology providers;

●	our ability to retain existing content management system (“CMS”) platform customers or add new ones;

●	our ability to generate new customers for our mobile technology products;

●	the availability of advertising inventory and the market demand and prices of such inventory;

●	our ability to introduce changes to our existing products or develop and introduce new and unproven products and our customers’ or the market’s acceptance of such products;

●	our ability to manage our growth effectively;

●	the recent consolidation and vertical integration within the local news broadcasting industry;

●	the business conditions of our customers particularly in the local news broadcasting and adjacent industries;

●	the adoption of ASTC 3.0 and its implications on our customers;

●	our ability to expand our customer base to global markets; and

●	our ability to protect our intellectual property

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

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Net Loss	$(1,371,987)	$(3,129,135)	$(4,442,784)	$(7,037,064)
Interest expense, net	307,932	601,909	749,706	1,859,058
Income tax expense	-	-	-	-
Depreciation and amortization	848,246	1,102,576	2,447,265	3,261,933
Stock-based compensation	276,230	262,604	859,799	774,776
Loss on disposal of assets	-	-	1,093	-
Loss on extinguishment of debt	-	38,287	-	38,287
Nasdaq listing fees	410,225	943,822	410,225	943,822
Other expense	(135,531)	-	205,681	27,017
Adjusted EBITDA	$335,115	$(179,937)	$230,985	$(132,171)

Limitations of Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for measures presented in accordance with U.S. GAAP. Some of these limitations are:

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

Other expenses

Other expenses are comprised of items that we do not believe are reflective of our ongoing operating results, such as costs incurred in integration efforts and legal or other settlements.

Interest expense, net

Interest expense, net consists of interest on debt and capital leases, net of interest income.

Income tax expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2016	2017	Variance

Total Revenue	$6,196,691	$6,537,308	$340,617

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,677,281	3,307,870	630,589
General and administrative (excluding depreciation and amortization)	1,992,650	1,869,037	(123,613)
Selling and marketing	628,909	606,383	(22,526)
Research and development (excluding depreciation and amortization)	844,682	1,212,703	368,021
Depreciation and amortization	848,246	1,102,576	254,330
Loss on extinguishment of debt	-	38,287	38,287
Nasdaq listing fees	410,225	943,822	533,597
Other expense	(135,531)	-	135,531
Loss from operations	(1,069,771)	(2,543,370)	(1,473,599)

Foreign exchange gain	(5,716)	(16,144)	(10,428)
Interest expense, net	307,932	601,909	293,977
Loss before income tax expense	(1,371,987)	(3,129,135)	(1,757,148)

Income tax expense	-	-	-
Net Loss	$(1,371,987)	$(3,129,135)	$(1,757,148)

The following is a breakdown of total revenue for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2016	2017	Variance
Revenue:
License fees	$2,873,055	$2,588,798	$(284,257)
Advertising	2,415,878	2,775,704	359,826
Usage fees	723,947	712,074	(11,873)
Professional services and other	183,811	460,732	276,921
Total Revenue	$6,196,691	$6,537,308	$340,617

License fees

License fees for the three months ended September 30, 2017 were $2.6 million compared to $2.9 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was due to contract termination fees recognized during the three months ended September 30, 2016 resulting from anticipated consolidation of some of our existing customers. The contract termination fees were partially offset primarily by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the three months ended September 30, 2017 was $2.8 million compared to $2.4 million for the comparable period of 2016, an increase of $0.4 million. The increase was primarily due to amendments to national advertising contracts with select publishers that required us to account for national advertising revenues on a gross basis as amount billed to advertisers with amounts due to publishers presented as a revenue sharing expense within cost of sales. See below for related increase to cost of sales. The remainder of the increase was due to launch of our new product offering “Frankly Local” which expands the products offered within our local advertising business.

Usage fees

Usage fees for the three months ended September 30, 2017 and 2016 were $0.7 million. There was no significant change between the periods presented.

Professional services and other

Professional services and other for the three months ended September 30, 2017 was $0.5 million compared to $0.2 million for the comparable period of 2016, an increase of $0.3 million. The increase was due to additional ad hoc professional services engagements in the 2017 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the three months ended September 30, 2017 was $3.3 million compared to $2.7 million for the comparable period of 2016, an increase of $0.6 million. The increase was primarily due to the approximately $0.3 million increase in revenue sharing expense related to advertising as described above. The remainder of the increase was primarily due to launch of our new product offering “Frankly Local” which expands the products offered within our local advertising business, and the direct costs associated with this new business.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the three months ended September 30, 2017 was $1.9 million compared to $2.0 million for the comparable period of 2016, a decrease of $0.1 million. The decrease was due to headcount reduction, including resignation of the former Chief Product Officer effective January 31, 2017 and decrease in technology overhead.

Selling and marketing

Selling and marketing expense for the three months ended September 30, 2017 and 2016 was $0.6 million. There was no significant change between the periods presented.

Research and development (excluding depreciation and amortization)

Research and development expense for the three months ended September 30, 2017 was $1.2 million compared to $0.8 million for the comparable period of 2016, an increase of approximately $0.4 million. The increase was partially due to a reduction of $0.1 million in capitalized software development costs compared to the 2016 period. The remainder of the increase was due to increases in headcount of our technology personnel along with increases in outsourced research and development related to acceleration of our product roadmap.

Depreciation and amortization

Depreciation and amortization expense was $1.1 million for the three months ended September 30, 2017 compared to $0.8 million for the comparable period of 2016, an increase of approximately $0.3 million. The increase resulted from an increase to amortization of capitalized software costs due to the increased software development throughout 2016 and 2017 related to our next-generation content management system, native mobile applications and OTT applications.

Nasdaq listing fees

Nasdaq listing fees were $0.9 million for the three months ended September 30, 2017 compared to $0.4 million for the comparable period of 2016, an increase of approximately $0.5 million. The increase was due to write-off of all deferred financing costs associated with our registration process in the U.S in the third quarter of 2017. As a result of the GEI complaint filed on July 21, 2017, we decided to postpone the U.S. IPO until the resolution of the litigation is more certain.

Interest expense, net

Interest expense, net was $0.6 million for the three months ended September 30, 2017 compared to $0.3 million for the comparable period of 2016, an increase of $0.3 million. The increase was primarily due to the $15 million Worldnow Promissory Notes, as defined below, issued in connection with the acquisition of Worldnow and the $14.5 million non-revolving credit facility with Raycom, which closed on September 1, 2016 and refinanced the Worldnow Promissory Notes. The 2016 period included two months of interest expense of approximately $125,000 on the Worldnow Promissory Notes and one month of interest expense of approximately $160,000 on the non-revolving credit facility with Raycom. The 2017 period included three months of interest expense of approximately $509,000 on the non-revolving credit facility with Raycom, an increase of approximately $224,000.

Income tax expense

No income tax expense was recognized during the periods presented.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2016	2017	Variance

Total Revenue	$16,664,579	$19,390,089	$2,725,510

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	5,761,780	9,142,558	3,380,778
General and administrative (excluding depreciation and amortization)	6,375,419	5,999,894	(375,525)
Selling and marketing	2,257,775	2,013,174	(244,601)
Research and development (excluding depreciation and amortization)	2,901,480	3,161,646	260,166
Depreciation and amortization	2,447,265	3,261,933	814,668
Loss on disposal of assets	1,093	-	(1,093)
Loss on extinguishment of debt	-	38,287	38,287
Nasdaq listing fees	410,225	943,822	533,597
Other expense	205,681	27,017	(178,664)
Loss from operations	(3,696,139)	(5,198,242)	(1,502,103)

Foreign exchange gain	(3,061)	(20,236)	(17,175)
Interest expense, net	749,706	1,859,058	1,109,352
Loss before income tax expense	(4,442,784)	(7,037,064)	(2,594,280)

Income tax expense	-	-	-
Net Loss	$(4,442,784)	$(7,037,064)	$(2,594,280)

The following is a breakdown of total revenue for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2016	2017	Variance
Revenue:
License fees	$8,106,932	$7,773,859	$(333,073)
Advertising	5,523,774	8,026,011	2,502,237
Usage fees	2,189,793	2,362,983	173,190
Professional services and other	844,080	1,227,236	383,156
Total Revenue	$16,664,579	$19,390,089	$2,725,510

License fees

License fees for the nine months ended September 30, 2017 were $7.8 million compared to $8.1 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was due to contract termination fees recognized during the nine months ended September 30, 2016 resulting from anticipated consolidation of some of our existing customers. The contract termination fees were partially offset primarily by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the nine months ended September 30, 2017 was $8.0 million compared to $5.5 million for the comparable period of 2016, an increase of $2.5 million. The increase was primarily due to amendments to national advertising contracts with select publishers that required us to account for national advertising revenues on a gross basis as amount billed to advertisers with amounts due to publishers presented as a revenue sharing expense within cost of sales. See below for related increase to cost of sales.

Usage fees

Usage fees for the nine months ended September 30, 2017 were $2.4 million compared to $2.2 million for the comparable period of 2016, an increase of $0.2 million. The increase was primarily due to increases in local ad serving revenue.

Professional services and other

Professional services and other for the nine months ended September 30, 2017 was $1.2 million compared to $0.8 million for the comparable period of 2016, an increase of $0.4 million. The increase was due to additional ad hoc professional services engagements in the 2017 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the nine months ended September 30, 2017 was $9.1 million compared to $5.8 million for the comparable period of 2016, an increase of $3.3 million. The increase was primarily due to the approximately $2.5 million increase in revenue sharing expense related to advertising as described above. The remaining increase was primarily due to additional software licenses used directly in service delivery relating to the advertising business.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the nine months ended September 30, 2017 was $6.0 million compared to $6.4 million for the comparable period of 2016, a decrease of $0.4 million. The decrease was due to headcount reduction, including resignation of the former Chief Product Officer effective January 31, 2017 and decrease in technology overhead.

Selling and marketing

Selling and marketing expense for the nine months ended September 30, 2017 was $2.0 million compared to $2.3 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was primarily due to headcount reduction.

Research and development (excluding depreciation and amortization)

Research and development expense for the nine months ended September 30, 2017 was $3.2 million compared to $2.9 million for the comparable period of 2016, an increase of approximately $0.3 million. The increase was primarily due to a reduction of $0.9 million in capitalized software development costs compared to the 2016 period. This increase was offset by a reduction in headcount of the technology department and reduction in outsourced research and development relating to the legacy instant messaging apps.

Depreciation and amortization

Depreciation and amortization expense was $3.3 million for the nine months ended September 30, 2017 compared to $2.4 million for the comparable period of 2016, an increase of approximately $0.9 million. The increase resulted from an increase to amortization of capitalized software costs due to the increased software development throughout 2016 and 2017 related to our next-generation content management system, native mobile applications and OTT applications.

Nasdaq listing fees

Nasdaq listing fees were $0.9 million for the nine months ended September 30, 2017 compared to $0.4 million for the comparable period of 2016, an increase of approximately $0.5 million. The increase was due to write-off of all deferred financing costs associated with our registration process in the U.S in the third quarter of 2017. As a result of the GEI complaint filed on July 21, 2017, we decided to postpone the U.S. IPO until the resolution of the litigation is more certain.

Interest expense, net

Interest expense, net was $1.9 million for the nine months ended September 30, 2017 compared to $0.8 million for the comparable period of 2016, an increase of $1.1 million. The increase was primarily due to the $15 million Worldnow Promissory Notes, as defined below, issued in connection with the acquisition of Worldnow and the $14.5 million non-revolving credit facility with Raycom, which closed on September 1, 2016 and refinanced the Worldnow Promissory Notes. The 2016 period included eight months of interest expense of approximately $500,000 on the Worldnow Promissory Notes and one month of interest expense of approximately $160,000 on the non-revolving credit facility with Raycom. The 2017 period included nine months of interest expense of approximately $1.5 million on the non-revolving credit facility with Raycom, an increase of approximately $0.9 million.

Income tax expense

No income tax expense was recognized during the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. Due to our start-up status and limited revenue generated from operations, we have had recurring losses and negative cash flows from operating activities. With the acquisition of Worldnow on August 25, 2015, we have been able to utilize the cash flows from operating activities of the acquired business to help finance and support our operations. As of September 30, 2017, we had total current assets of approximately $5.5 million and total current liabilities of approximately $10.2 million. As of September 30, 2017, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of September 30, 2017 were $1.3 million and $2.7 million, respectively.

As of September 30, 2017, we had an accumulated deficit of $60.7 million representative of recurring losses since inception. Additionally, we had not generated positive cash flow from operations since inception, except in 2016. In the first nine months of 2017, we used cash in operations, and in the third quarter of 2017 we paid off our revolving credit line with Silicon Valley Bank. Also, in the third quarter of 2017, we decided to postpone our US IPO and expensed deferred financing costs of $943,822 related to the IPO effort. Lastly, as of September 30, 2017, we were in compliance with all debt covenants, but may not be in compliance as of December 31, 2017 with two financial covenants which have a measurement date of December 31, 2017. We will need additional financing in the near term to continue operations. These conditions raise substantial doubt about our ability to continue as a going concern into the foreseeable future.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $0.7 million compared to cash provided by operating activities of $0.4 million for the comparable period of 2016, a decrease of $1.1 million. The decrease resulted primarily from an increase of $1.6 million of net loss adjusted to add back non-cash charges, offset by an increase of $0.5 million in changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $2.5 million compared to $3.4 million for the comparable period of 2016, a decrease of $0.9 million. The decrease resulted primarily from a decrease of $0.9 million in capitalized software costs. Beginning in 2016, we started a large scale development effort for the development of our next-generation content management system, native mobile applications, connected TV applications and mobile responsive web products. Capitalized software costs were reduced to a more normalized level in the first nine months of 2017.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $1.6 million compared to $2.3 million for the comparable period of 2016, a decrease of $0.7 million. The decrease was primarily due to a decrease of $0.6 million in the change in restricted cash along with a decrease of $0.6 million in revolving credit facility payments, partially offset by $0.5 million decrease in net proceeds from issuance of debt relating to the August 2016 Refinancing described below.

Unit Purchase Agreement and Worldnow Promissory Notes

On July 28, 2015, we signed an agreement (the “Unit Purchase Agreement”) to purchase the outstanding units of Gannaway Web Holdings, LLC, operating as Worldnow, pursuant to which we issued the Worldnow Promissory Notes to Gannaway Entertainment Inc. (“GEI”) and Raycom Media, Inc. (“Raycom”) in the aggregate principal amounts of $11 million and $4 million, respectively, as partial consideration for their respective membership interests in Gannway Web Holdings, LLC. The Worldnow Promissory Notes bore simple interest at a rate of 5% per year.

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017 and June 26, 2017 (the “Credit Agreement”) with Raycom. The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to GEI and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement, as amended on December 20, 2016 and March 30, 2017 (the “Raycom SPA”) pursuant to which we converted $1 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing”.

Securities Purchase Agreement

Pursuant to the Raycom SPA, we issued to Raycom an aggregate of 150,200 common shares for a purchase price of CDN$1,276,700 (or $1 million based on the exchange rate at August 18, 2016) in repayment of $1 million of the Original Raycom Note. Raycom’s 397,125 Class A restricted shares were also converted into our common shares on a one-for-one basis. Under the Raycom SPA, we agreed to enlarge our Board of Directors to seven (7) directors, subject to shareholder approval, within 90 days of August 31, 2016. In addition, so long as Raycom held not less than 20% of our issued and outstanding common shares calculated on a fully diluted basis, it had (i) the designation rights to two (2) directors as management’s nominees for election to our Board, one of whom is our current Board member, Joseph G. Fiveash, III and one of which must be an independent director as defined in Rule 5605(a)(2) of the Nasdaq Rules, and (ii) approval rights to one of the independent directors named as management’s nominees for election to our Board outside of the two Raycom designated directors. Pursuant to the SPA, Raycom had designated Joseph Fiveash as one of its director designees. On December 20, 2016, we entered into an amendment to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the time period for enlargement of the Board to seven members from 90 days following August 31, 2016, to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) April 15, 2017. On March 30, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of our Form S-1 registration statement for our U.S. IPO, or (b) May 31, 2017. On May 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from May 31, 2017 to June 30, 2017 and the enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) July 31, 2017.

Credit Agreement

Pursuant to the Credit Agreement, we entered into the Credit Facility with Raycom in the principal amount of $14.5 million and issued to Raycom Warrants to purchase 871,160 common shares at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The Credit Facility terminates on August 31, 2021. The warrants have a 5-year term but upon a repayment of principal under the Credit Agreement, a pro-rata portion thereof will expire on the date which is later of (a) August 31, 2017 or (b) 30 days from the date of each principal repayment. Upon each payment of principal, the number of warrants that will expire will equal the product of the (i) then outstanding number of warrants and (ii) the principal repayment divided by the then outstanding principal balance of the loan. The exercise price and the number of shares underlying the warrants will be subject to adjustment as set forth in the Credit Agreement.

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

Western Alliance Bank Letter of Credit

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, we entered into a standby Letter of Credit with Western Alliance Bank for an amount of $500,000. For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate, plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. Interest will accrue from the date of the advance until such advance is paid in full. We have granted Western Alliance Bank a security interest in a $524,115 restricted account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing.

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

Reverse Stock Split

On February 3, 2017, we effected the one-for-seventeen Reverse Stock Split of our issued and outstanding common shares. Upon effectiveness of the Reverse Stock Split, every 17 common shares outstanding decreased to one common share.

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

On May 25, 2017, we entered into a further amendment to the Advance Agreement, pursuant to which if we did not complete an equity raise of at least $5 million by June 30, 2017, then the prepayment would have been applied to the services to be provided for the period commencing July 1, 2017 and Raycom would have received the Discount for services to be provided by us for the year ending December 31, 2017.

On October 6, 2017, we entered into a further amendment to the Advance Agreement, pursuant to which the prepayment will be applied to the services to be provided for the period commencing January 1, 2018. Additionally, Raycom will receive an additional $180,000 discount (the “Second Discount”) in the amount of their 2018 fees.

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

December Private Placement

In December 2016, we issued a total aggregate of 85,131 units (“Units”), with each Unit consisting of one common share and one-half warrant to acquire a common share (each whole warrant entitled the holder to purchase one common share for CDN$9.52 for a period of 24 months from the date of issuance, a “Private Placement Warrant”) at a price of CDN$7.65 per Unit raising gross proceeds of CDN$651,250 or $486,116 and net proceeds of approximately CDN$619,660 or $462,536, net of 6% finders’ fee discussed below. Each Private Placement Warrant entitles the holder thereof to purchase one additional common share upon payment of the exercise price of CDN$9.52 for a period of 24 months from issuance. In connection with sale of Units outside of the U.S., we paid finders’ fees of 6% cash totaling CDN$31,590 or $23,580 to Canaccord Genuity Corp. and Industrial Alliance Securities Inc. (the “Private Placement Finders”). We also issued the Broker Warrants to purchase 4,129 common shares (the “Broker Warrants” and together with the Private Placement Warrants, the “December Warrants”) to the Private Placement Finders, representing 6% of the total aggregate Units placed by the Private Placement Finders. 70,294 Units issued pursuant to the exemption under Regulation S are subject to a one year distribution compliance period and an offer and sale of such securities cannot be made to a U.S. person or for the account or benefit of a U.S. person until the expiration of the one year distribution compliance period. In connection with the December Private Placement, we incurred $61,131 in share issuance costs, offset by $9,319, being the value attributed to the Broker Warrants, for net share issuance costs of $51,812. The net proceeds from such offering will be used for general working capital and product development. We refer to these transactions as the “December Private Placement”.

Recent Developments

Legal Proceedings

On July 21, 2017, a complaint was filed by GEI, Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against Frankly, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015.

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. The Company and its counsel continue to believe that the claims are without merit. We intend to defend the claims vigorously.

As a result of the complaint filed on July 21, 2017 as discussed above, we decided to postpone the US IPO until the resolution of the litigation is more certain.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to those for the year ended December 31, 2016, included within our Form 10 as filed with the SEC on August 7, 2017 (the “Form 10”), aside for the following:

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

Foreign Currency Exchange Rate Risk

Our exposure to the risk of changes in foreign exchange rates relates primarily to the Company’s transactions with parties located outside the United States of America, which consists of transactions of the Canadian holding company. Balances denominated in foreign currencies as of September 30, 2017 are not material to the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. The Company and its counsel continue to believe that the claims are without merit. We intend to defend the claims vigorously.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10 as filed with the SEC on August 7, 2017, aside for the following:

We are an “emerging growth company” and can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups (“JOBS”) Act of 2012. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can selectively delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

FRANKLY INC.

Dated: November 14, 2017		/s/ Steve Chung
	Name:	Steve Chung
	Title:	Chief Executive Officer
(Principal Executive Officer)

