Form 10-K
period 2017-12-31
Frankly Inc
filed 2018-04-02
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-55821

FRANKLY INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1230527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27-01 Queens Plaza North, Suite 502 Long Island City, NY	11101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 931-1200

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered™
Common Shares, no par value	TSX Venture Exchange Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately CDN$4,502,181 (or US$3,469,354 based on exchange rate of 1.2977 on such date) based on the closing sale price of the company’s common stock on such date of CDN$4.40 per share, as reported by TSX Venture Exchange Inc.

As of April 2, 2018, there were 2,304,834 shares of company common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2017.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements, which reflect our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The forward-looking statements reflect our current expectations and are based on information currently available to us and on assumptions we believe to be reasonable. Forward-looking information is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, activities, performance or achievements to be materially different from that expressed or implied by such forward-looking statements. These forward-looking statements include, but are not limited to:

●	our ability to obtain additional financing;

●	our ability to implement our business strategy;

●	our ability to successfully integrate any acquired businesses;

●	our overall ability to effectively respond to technology changes affecting the industry and increasing competition from other technology providers;

●	our ability to retain existing content management system (“CMS”) platform customers or add new ones;

●	our ability to generate new customers for our mobile technology products;

●	the availability of advertising inventory and the market demand and prices of such inventory;

●	our ability to introduce changes to our existing products or develop and introduce new and unproven products and our customers’ or the market’s acceptance of such products;

●	our ability to manage our growth effectively;

●	the recent consolidation and vertical integration within the local news broadcasting industry;

●	the business conditions of our customers particularly in the local news broadcasting and adjacent industries;

●	the adoption of ASTC 3.0 and its implications on our customers;

●	our ability to expand our customer base to global markets; and

●	our ability to protect our intellectual property.

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking information, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. The forward-looking information contained herein is made as of the date of this annual report on Form 10-K and, other than as required by law, we do not assume any obligation to update any forward-looking information, whether as a result of new information, future events or results or otherwise.

This annual report on Form 10-K also includes estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In this annual report on Form 10-K, currency amounts are stated in U.S. dollars (“$”), unless specified otherwise. All references to CDN$ are to Canadian dollars.

PART I

Item 1. Business.

Overview

Our mission is to help TV broadcasters and media companies transform their traditional business from just delivering content over-the-air via broadcast television to distributing content in multi-platform, digital formats on new platforms such as mobile, tablets, desktop and other connected devices. Our core product is a white-labeled software platform that enables media companies to publish their official content onto multiscreen devices, increase social interaction on those multiscreen experiences, and enable digital advertising. The platform consists of a CMS platform, native mobile and over-the-top (“OTT”) applications, responsive web framework, digital video solutions and digital advertising solutions. We generate revenues by charging monthly recurring software licensing fees, variable usage fees for our platform and sharing digital advertising revenue with our customers.

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

History and Corporate Structure

Capital Pool Company

We were originally incorporated pursuant to the Business Corporations Act (Ontario) (the “OBCA”) on June 7, 2013, under the name WB III Acquisition Corp. We completed our initial public offering on October 17, 2013, and were listed on the TSX Venture Exchange Inc. (“TSX-V”) as a CPC pursuant to Policy 2.4 - Capital Pool Companies of the TSX-V. As a CPC, our principal business was to identify and evaluate opportunities for the acquisition of assets or businesses for the completion of a qualifying transaction and, once identified and evaluated, to negotiate the acquisition, subject to shareholder and TSX-V approval.

Reverse Triangular Merger with TicToc (the “Qualifying Transaction”)

On September 30, 2014, we entered into a letter of intent with TicToc Planet, Inc., a Delaware Corporation (“TicToc”) incorporated in September 2012. On December 8, 2014, we entered into a merger agreement with our then wholly-owned subsidiary, WB III Subco Inc., and TicToc, pursuant to which we agreed to complete a qualifying transaction with TicToc by way of a “reverse triangular merger” (the “Qualifying Transaction”). On December 22, 2014, pursuant to articles of amendment, we changed our name to “Frankly Inc.” On December 23, 2014, we completed the Qualifying Transaction, which resulted in a reverse takeover of Frankly Inc. by the shareholders of TicToc, whereby WB III Subco Inc. merged with and into TicToc, TicToc changed its name to Frankly Co. and the security holders of Frankly Co. received securities of Frankly Inc. in exchange for their securities of Frankly Co.

Acquisition of Gannaway Web Holdings, LLC

On July 28, 2015, we signed an agreement (the “Unit Purchase Agreement”) to purchase the outstanding units of Gannaway Web Holdings, LLC, operating as Worldnow, for total consideration of $45 million. On August 25, 2015 (the “Closing Date”), the Company completed this acquisition of Worldnow. Subsequent to the acquisition, Worldnow changed its name to Frankly Media LLC (“Frankly Media”). Through the acquisition of Frankly Media, we became a software-as-a-service (“SaaS”) provider of content management and digital publishing software, also offering related digital advertising services for local media sites on the web and mobile.

Continuation as British Columbia Corporation

On July 11, 2016, we continued the Company as a British Columbia corporation under the Business Corporations Act (British Columbia) (the “BCBCA”).

Our Products and Services

Our product offerings have evolved as our business has grown and changed. From February 2013 through August 2015, we developed mobile applications and a next generation server platform. During this time, we launched, developed and marketed a consumer focused Frankly Chat mobile application, as well as a white-labeled, business-to-business mobile communication platform via a software development kit (“SDK”) that was used by retailers. The mobile app and SDK business are no longer a material part of our business but the technology became the foundation for our current platform. Through the acquisition of Frankly Media in August 2015, we leveraged our existing mobile and platform expertise to become a SaaS provider of content management for broadcasters and media companies. Today, we provide a white-labeled, integrated software platform to broadcasters and media companies. These customers use our technology to get their content onto multiscreen devices, increase social interaction on those multiscreen experiences, and enable digital advertising.

Our current platform consists of the following offerings and features:

CMS platform connected white-labeled application frameworks. Our white-labeled application frameworks for mobile applications, connected TV applications and desktop and mobile websites connect back into our CMS platform. They simplify the distribution of content across multiple platforms. Our mobile framework is an Android or iOS mobile application framework that enables our customers to easily publish their official mobile apps to their audience. Our native connected TV framework is an Apple TV, Roku and FireTV application framework that enables our customers to easily publish their official connected TV apps to their audience. We also provide a responsive web framework which is a white-labeled desktop and mobile web, collectively, a responsive web, framework that enables our customers to easily publish their official Internet homepages.

Robust VoD and live video solution. Our Video-On-Demand (“VoD”) live video solution ingests live video content into our on-premise server that encodes, transcodes and enables digital VoD clipping and live video publishing in an integrated format that eliminates the need for customers to deal with multiple vendors.

Digital advertising solutions. Our digital advertising solutions include both programmatic (automated) and direct agency sales efforts to place digital advertising onto our customer’s digital properties in return for a revenue share of the advertising dollars. We also provide local ad sales products and consulting and support services in exchange for monthly fees, and charge our customers for the use of our ad serving platform to serve ads for local and national advertising campaigns. The array of advertising products and services we offer provides our customers with turnkey access to the latest advertising solutions and simplifies the complicated task of monetizing their online properties.

Data-as-a-service. Our newest Data-as-a-service product leverages a Data Management Platform (“DMP”) offering our customers access to targeted audience data and user segments in order to increase targeting and higher advertising rates to advertisers on their digital properties. We plan to continue to develop this product to enable our customers to have actionable data to drive increased audience engagement and enhanced user experience.

We designed our platform and offerings to integrate into a holistic and unified platform with one seamless workflow, allowing our broadcasters and media customers to save time, achieve operational efficiency and to save on costs associated with managing an increasingly complex digital landscape. Our platform is designed to enable our customers to manage the full scope of their digital businesses from management, publishing and monetization in one place.

Customers and Customer Contracts

We enter into written contracts with our customers pursuant to which we provide access to our online, software-as-a-service, content management platform. These contracts typically cover the use of the platform and ancillary services such as delivery and storage of video content, and access to ad-serving and analytics functionality. Many of these agreements also grant us the right to sell online advertising inventory on behalf of the customer pursuant to a revenue sharing arrangement with the customer. Our agreements are generally for a three-year term and do not provide for early termination rights. We bill our customers monthly or quarterly for the fees associated with the software license, and monthly in arrears for variable usage fees incurred by a customer’s use of our platform. We generally make advertising revenue share payments to our customers on a quarterly basis. As of March 31, 2018, we had approximately 200 TV stations as customers.

While we have a diversified customer base, and are seeking to further diversify our customer base, our two largest customers, Raycom Media, Inc. (“Raycom) and Gray Television Group, Inc. accounted for, individually, 19% and 14% of revenue for the year ended December 31, 2016, respectively, and 19%, and 19% of revenue for the year ended December 31, 2017, respectively, and, collectively, for 38% of our revenue for the year ended December 31, 2017. Raycom is a customer of our content management platform and mobile apps and is our largest shareholder and creditor. Gray Television Group, Inc. is a customer of our advertising services.

Market Opportunity

The current global broadcast and media market participants are facing changes to their market landscape as their audiences are increasingly consuming their content via new platforms and devices. Mobile phones, tablets, connected TV, social media including Facebook, Twitter and Snapchat, and new internet-enabled devices, are beginning to take market share from the traditional television over-the-air broadcasts, radio and print publications.

According to Devoncroft’s 2016 NAB research report (the “Devoncroft Report”), the global media market for technology products and services in 2015 was approximately $49 billion and the majority of these products focused on the TV, over-the-air broadcast market. Given the increasing amounts of time the media market’s audience now spends on media consumption through mobile, Internet, and IP connected devices, broadcasters and media companies must also shift their expenditure dollars to their digital platforms. We believe that this shift will accelerate rapidly given today’s quick proliferation of always-on mobile devices and the availability of technology infrastructure to support a substantial digital business for the broadcast and media markets. According to the Devoncroft Report, there is a structural shift happening now in the industry toward IP technology.

As an increasing number of consumers have abandoned cable and over the air access to television programming in favor of online and mobile access, the Big Broadcast 2015 survey cites the overwhelming majority of technology decision-makers in U.S. local news and media groups in stating they will spend more on cloud-based service providers than on other technology categories. The new, younger audience for local news and media content demand social networking and multiscreen experiences. Millennials are consuming and sharing content through new platforms like Snapchat, BuzzFeed and other digital platforms instead of watching, listening to or reading traditional TV or print media. The U.S. local news and media markets have been rapidly adopting OTT publishing and native mobile platforms designed to reach end users on new devices. Local broadcasters are launching their own branded OTT apps to stay ahead of the curve as cable TV subscriptions fall and streaming subscriptions rise. According to Parks Associates, 36% of U.S. broadband households have at least one streaming media player, up from 27% last year. In late 2015, Apple launched the App Store on Apple TV so that media providers can participate in this industry shift. OTT is a fragmented space with many connected TV platforms available to users. However, we believe traditional media companies are at a disadvantage in this cord-cutting, mobile-first and connected devices trend as their consumers continue to flock to the internet and mobile devices. Traditional media companies have no information about their audience beyond age and gender while digital companies such as Netflix, Hulu and HBO Go have direct relationships and deep knowledge of their audience which allows them to have customer information, which in the case of Netflix and Hulu includes email and phone number, as well as billing information users used to sign-up for their services. In addition, traditional media companies have too many systems to effectively manage their digital presence and often lack the skilled personnel required to keep up with the web, mobile, advertising, data analytics and social media demands of their audience.

We believe the leading market sector for further development is the digital advertising sector both in terms of technology and market size. EMarketer projects worldwide mobile internet ad spending will increase from $19.2 billion in 2013 to $65.5 billion in 2019. In the 2016 edition of Kleiner, Perkins, Caufield and Byers’ annual Internet Trends report, Mary Meeker reported a $22 billion market opportunity in the transition from television to mobile advertising. Local media companies are looking for a better solution to run their digital advertising business, and the overall mobile advertising sector is developing quickly, especially with capabilities to hyper-target local advertising based on data and mobility.

We believe our broad reach among local media and our technology can benefit from the future development of the digital advertising markets and we expect to grow along with the digital success of our customers. Our capability to provide our media company customers with a one-stop shop to meet their digital platform needs will become more valuable as they continue to develop and grow the digital aspects of their businesses in response to the changing preferences of their audience customer base. We believe there are significant opportunities to increase the distribution of our products and services in this space.

Strategy

We have a three-pronged growth strategy:

● First, we plan to continue to invest in developing our products so we can meet our local broadcasting market customers’ needs with an enhanced, integrated and holistic workflow. We will continue to enhance our current experience in responsive web, native applications, OTT apps and video solutions, and expand into new, emerging platforms where the audience consumes media through new IP-enabled experiences such as Amazon’s Alexa, connected/self-driving cars, artificial intelligence, and new social platforms such as Snapchat, Periscope and Reddit. We believe the value of our core strength in multi-point content ingestion into our consolidated CMS platform and our ability to push out this content on our multi-faceted publishing platform will continue to grow for our customers as we help them meet their challenges in engaging users in a multi-screen/device landscape.

● Second, we are planning to expand our industry verticals to other local media and programmers such as newspapers, radio and bloggers and to national media and programmers, cable channels, film distributors and sports and entertainment content providers, all of which have a growing need for an integrated digital and monetization platform. Our primary customers in this market today are local news broadcasters and media groups in the U.S. However, we see opportunities for growth and expansion in to adjacent verticals such as other local media such as newspapers, radio stations and local bloggers, and international media customers in the future. Whereas traditional media relied on a single medium delivered by only one platform such as television, digital media has become the great equalizer. Digital media puts media providers, including newspapers, TV stations, and Hollywood and Silicon Valley content providers, on the same playing field and forces them to compete for an audience. We believe that our integrated platform can enable anyone, from a single-individual blogger to a multi-network programmer, to manage and operate their digital business seamlessly and profitably. We plan to accelerate our target market expansion with the help of strategic partners who will resell and cross-sell our platform through our channel sales strategy, which relies on leveraging our partners’ customer relationships and sales resources to sell our own products. This will enable us to expand our sales presence efficiently and help us scale sales without incurring significant additional overhead expenses.

● Third, we believe a massive transformation is underway in the use of advertising dollars. Advertising dollars are shifting toward digital and we plan to invest and grow our data and advertising business lines by more aggressively deploying capital and assuming more calculated advertising inventory risk to grow our revenues. According to Mary Meeker’s 2016 State of the Internet report, mobile alone accounts for more than $20 billion of incremental opportunity given the misallocation of advertising dollars versus audience time spent across different platforms. We believe the increased ability to collect data and target advertising in the digital domain will shift the media industry from the legacy TV broadcasting structure where the media content platform and advertising are separate operations to a new digital framework where the content and advertising platforms are tightly coupled. We believe we are uniquely and strategically poised to capture this convergence of the business operations of content and advertising through our integrated platform and capabilities. This uniqueness is achieved as in addition to our content platform, our advertising capabilities include both the team (an established team of advertising technologists and business development professionals) and the advertising technology and partners (such as Google, Rubicon, OpenX, Krux, among others), which all take time, money and expertise to build. We currently have commercial relationships with Google, Rubicon, OpenX and Krux. Google, Rubicon and OpenX provide us with access to large competitive marketplaces in which to locate the highest bidders for our advertising inventory. Google and its affiliates also supply us with ad-serving technology, which we resell to our customers, and advertising analytics tools. We use Krux for data enhancement to help increase revenue we receive on advertising sales.

Research and Development

In order to support our growth strategy, we plan to continue to invest in research and development. We believe this is an important way to ensure the competitiveness of our product and to take advantage of emerging market opportunities. While we don’t singularly rely on any specific equipment or particular technology, we plan to continue to invest in each area of our product suite, including our CMS platform, video solutions, OTT and mobile app frameworks, our data infrastructure and our advertising technologies. We use a combination of in-house development and external, third-party developers for this development effort because we believe the combination of in-house and third-party development allows us to manage costs and to efficiently develop products. We capitalize our development costs according to our accounting principles, and currently capitalize at the rate of approximately $4 million per year to fund product development. We anticipate these investments will continue and grow as we increase our revenues, but we will be monitoring them closely to ensure cost discipline as market dynamics fluctuate.

Competition

We have a diverse set of competitors across the different aspects of our business. In the local broadcast arena, our chief competitor is Nexstar Broadcasting’s subsidiary Lakana (NASDAQ: NXST), which is owned by a larger broadcasting group which provides it with a captive customer base of TV stations owned by its parent company and significant industry contacts. Lakana has slightly more CMS customers than we do, in part due to the fact that it is owned by a large broadcasting group that operates approximately 170 television stations. We are not aware of Lanaka’s revenues or other resources, but we believe Lakana has access to financing from its parent entity and derives other benefits of being owned by a large public company. For more generalized CMS offerings, we compete against Wordpress VIP and other open source platforms. Open source platforms utilize a developer community in which product innovation and advancements are crowdsourced rather than developed in-house as we do. Having the development of our platform in-house gives us full control of development and we are able to provide products and services that are more closely tailored to the needs of our customers. For video solutions, we compete against industry participants including Brightcove (NASDAQ: BCOV), Neulion (TSE: NLN), MLB Advanced Media and Google’s newly acquired video solutions company Anvato (NASDAQ: GOOG). These video solution companies are larger publicly listed companies with significantly larger research and development budgets. Each of these entities is larger than we are, and serves customers in many areas outside of the broadcast television market. On mobile app frameworks, we compete with Verve, Accedo and Newscycle’s recently acquired DoApps, all of which offer their products and services to the broader market, including television broadcasters. On advertising solutions, we compete against a variety of advertising programming and agency businesses that provide their services to the broader market, including the television broadcasters. The providers of mobile apps and advertising services have the advantage of being focused on singular product lines, however, we offer the advantage of convenience by offering these products and services as integrated components of our product and service offering. In addition, some larger broadcasters have opted to build in-house solutions across one or more of these areas. While such solutions may be specifically tailored to the particular requirements of that broadcaster, we believe our integrated platform provides advantages in cost of operation and access to our development and technology resources.

We believe we are different from our competitors in that we are able to offer a very comprehensive platform that integrates web, mobile apps, OTT apps, video management, advertising and data services, all in one. Therefore, given the growing fragmentation and complexity of multi-platform digital operations, we are well positioned as a one-stop solution for broadcasters and media companies to scale their digital businesses with a fully integrated workflow that enables them to focus on their core business of content creation instead of having to spend time and resources on technology management. Our integrated offering enables us to build our involvement with our customers and reduce the potential of our customers to move to one of our competitors over time as the cost of switching providers for our services will increase with each new offering to our overall platform.

Seasonality

Our business is generally not impacted by seasonality, with the exception of our advertising revenue. Revenues from our advertising products and services experience some seasonality as they are dependent on website traffic and market price for advertising inventory both of which are usually low at the beginning of the year and high at the end of the year and during the fall and winter holiday seasons.

Intellectual Property

Our success depends in part upon our ability to use and protect our core technology and intellectual property. Our principal technology is the software we use to operate our SaaS content management system. The code for this software is maintained in object code format on secure servers under our control and is not exposed to users or otherwise made available for use in third-party environments. For protection, we also rely on U.S. federal, state, international and intellectual property law rights, as well as contractual restrictions. We control access to our services, proprietary technology and intellectual property through license and other business agreements, confidentiality procedures, non-disclosure agreements with third parties and by entering into confidentiality and invention assignment agreements with employees and independent contractor agreements and professional services agreements with consultants, independent contractors and professional services providers. Where appropriate, we pursue the registration of designs, copyright, domain names, trademarks and service marks in the U.S. and in other jurisdictions.

In addition, our success is dependent on other identifiable intangible properties, such as the Frankly brand name and reputation. Our business model is contingent on maintaining and expanding our customers and advertisers. Accordingly, protecting and enhancing the goodwill in the Frankly reputation and brand is crucial to our success.

We have an issued U.S. patent that protects a specific aspect of frame accurate web editing for our video solution which expires on January 18, 2032. This patent is not material to our present or expected future business.

In connection with the $14.5 million credit facility (the “Credit Facility”) we entered into pursuant to a credit agreement dated August 31, 2016, as amended on December 20, 2016, March 30, 2017, May 25, 2017, October 25, 2017 and December 27, 2017 (the “Credit Agreement”) with Raycom, Frankly Media has entered into an Intellectual Property Pledge Agreement pursuant to which it has granted a security interest in all of its intellectual property to Raycom and Frankly Media has deposited its intellectual property in escrow accounts for the benefit of Raycom.

Government Regulation

As a host of online websites and a distributor of online advertising, we are subject to various federal and state regulations that apply to online activities. Principally, we are subject to FTC regulations regarding online privacy and truth in advertising; we are subject to the CAN-SPAM Act, which addresses the sending of commercial email messages and the Children’s Online Privacy Protection Act (COPPA), which address communications with and collection of information from internet users who are under 13 years old. In some instances, FCC regulations governing closed captioning apply to video content displayed online by our customers. We do not interact with banking or other sensitive personal information of online users, we limit our collection and use of personally identifiable information, and we employ online privacy policies and terms of service. To date, compliance with applicable regulation has not materially affected our business.

Employees

As of December 31, 2017, we had 77 employees excluding full-time consultants and contractors. None of the Company’s employees are represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Property

Our registered office in British Columbia is located at 2900-550 Burrard Street, Vancouver, British Columbia, Canada V6C 0A3. Our corporate headquarters is located at 27-01 Queens Plaza North, Suite 502, Long Island City, New York 11101. The Company does not own real property and leases the real property it occupies, which is sufficient to meet the Company’s current needs.

Legal Proceedings

On July 21, 2017, a complaint was filed by Gannaway Entertainment, Inc. (“GEI”), Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against Frankly, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court. We are reviewing the complaint with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

Enforcement of Civil Liabilities

We are a British Columbia corporation with a registered and records office in British Columbia, Canada. Certain claims may be brought against us in British Columbia. However, it may be difficult for an investor to bring an original action against us or our officers and directors in British Columbia predicated upon the civil liability provisions of the U.S. federal securities laws. Further, it may be difficult for an investor to bring an action against us or our officers and directors in the U.S. to enforce a judgment obtained in British Columbia. Additionally, it may be difficult for an investor to bring an action in British Columbia to enforce a judgment obtained in a U.S. court against us or our officers or directors.

Our U.S. subsidiaries are organized under the laws of the state of Delaware. Substantially all of our assets and all of the assets of our U.S. subsidiaries are located in the U.S. Furthermore, most of our and our U.S. subsidiaries’ current officers and directors reside in the U.S.

While British Columbia law provides for reciprocal enforcement of judgments from certain enumerated U.S. states, there is uncertainty as to whether British Columbia courts would: (i) enforce judgments of United States courts obtained against us, our U.S. subsidiaries or our, or our U.S. subsidiaries’, directors and officers predicated upon the civil liability provisions of the United States federal securities laws, or (ii) assume jurisdiction of original actions brought in British Columbia against us, our U.S. subsidiaries, or our, or our U.S. subsidiaries’, directors and officers predicated upon the civil liability provisions of the U.S. federal securities laws, as such judgments and laws may, amongst other things, conflict with Canadian laws.

Item 1A. Risk Factors.

Any investment in our common shares involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common shares. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements.”

Risks Related to Our Business

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting operational goals.

As of December 31, 2017, our total indebtedness was approximately $12.2 million. Our degree of leverage could have important consequences for the holders of our common shares, including:

●	increasing our vulnerability to general economic and industry conditions;

●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We may incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business. Our obligations under such agreements are secured by liens on substantially all of our assets.

Amounts outstanding under the Credit Facility are secured by security interests in substantially all of our assets and are guaranteed by our subsidiaries.

The terms of the Credit Agreement and the Credit Facility contain various covenants that limit our ability to engage in specified types of transactions. The covenants limit and restrict our and our subsidiaries’ ability to, among other things:

●	incur additional indebtedness or issue certain preferred shares;

●	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

●	make certain investments;

●	sell or transfer assets;

●	create liens;

●	amalgamate, consolidate or merge with any other person;

●	sell or otherwise dispose of all or substantially all of our assets; and

●	enter into certain transactions with our affiliates.

We are also required under the Credit Agreement and the Credit Facility to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we may not meet those ratios and tests. A breach of any of these covenants could result in a default under the Credit Agreement or the Credit Facility. Upon the occurrence of an event of default under the Credit Agreement, Raycom could elect to declare all amounts outstanding under the Credit Agreement and Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, Raycom could proceed against the collateral granted to them to secure the indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. To the extent we draw on our credit facilities, if any, to fund certain obligations, we may need to raise additional funds and we cannot assure investors that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common shares, and existing shareholders may experience dilution.

We are substantially dependent on our relationship with Raycom, and if we can no longer depend on our relationship with Raycom, our operations and financial condition would be materially and adversely affected.

We are substantially dependent on our relationship with Raycom, our largest customer. Raycom has provided substantial financing to our company and is a large shareholder with designated seats on our board of directors. If we are no longer able to rely on our relationship with Raycom, our operations and expected growth may be materially and adversely affected. If we are unable to obtain additional financing from Raycom, we may be unable to obtain alternative financing. In addition, Raycom currently holds approximately 44.7% of our outstanding common shares, including warrants to purchase common shares, which gives Raycom significant influence on any action that requires shareholder approval. In the event that Raycom terminates its relationship with us or materially decreases its support for our company, our business would be materially and adversely affected.

Since our inception, we have experienced losses and have an accumulated deficit of approximately $70.8 million as of December 31, 2017 and we may incur additional losses in the future.

We have in the past incurred, and we may in the future incur, losses and experience negative cash flow, either or both of which may be significant. We experienced losses since our inception. We recorded net losses of $17.2 million and $10.7 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our consolidated accumulated deficit was approximately $70.8 million. We cannot assure you that we can achieve profitability on a quarterly or annual basis in the future. Failure to become profitable may materially and adversely affect the market price of our common shares.

Our independent registered public accounting firm has expressed in its report on our audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not yet generated sufficient revenues from our operations to fund our activities, and we are therefore dependent upon external sources for the financing of our operations. As a result, our independent registered public accounting firm has expressed in its report on the audited consolidated financial statements included as part of this Annual Report on Form 10-K a substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our common shares might lose their entire investment.

We and certain of our current and former officers and directors and others have been named as defendants in a purported securities lawsuit. This could result in substantial damages and may divert management’s time and attention from our business.

Securities-related actions and shareholder derivative litigation has often been brought against companies, including many technology companies, which experience volatility in the market price of their securities. This risk is especially relevant for us because technology companies often experience significant stock price volatility in connection with their product development programs.

On July 21, 2017, a complaint was filed by Gannaway Entertainment, Inc. (“GEI”), Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against Frankly, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court.

This lawsuit and any other potential related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of these suits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as the lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations, financial position and ability to raise additional funds. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

Our revenue and operating results may fluctuate, which may make our results difficult to predict and could cause our results to fall short of expectations.

As a result of the rapidly changing nature of the markets in which we compete, our quarterly and annual revenue and operating results may fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. For example, changes in industry or third-party specifications may alter our development timelines and consequently our ability to deliver and monetize new or updated products and services. Additionally, impending changes to technology standards may cause customers to delay investing in new or additional products and services such as the ones we offer. Other factors that may cause fluctuations in our revenue and operation results include but are not limited to:

●	any failure to maintain strong customer relationships;

●	any failure of significant customers to renew their agreements with us;

●	our ability to attract and retain current and new customers;

●	variations in the demand for our services and products and the use cycles of our services and products by our customers;

●	changes in our pricing policies or those of our competitors;

●	service outages, other technical difficulties or security breaches;

●	limitations relating to the capacity of our networks, systems and processes;

●	maintaining appropriate staffing levels and capabilities relative to projected growth;

●	the timing of costs related to the development or acquisition of technologies, services or businesses to support our existing users and potential growth opportunities; and

●	general economic, industry and market conditions and those conditions specific to internet usage and advertising businesses.

For these reasons and because the market for our services and products is relatively new and rapidly changing, it is difficult to predict our future financial results.

If we are unable to retain and acquire new CMS platform customers, our financial performance may be materially and adversely affected.

Our financial performance and operations are dependent on retaining our current CMS platform customers and acquiring new CMS platform customers. We compete with the other technology providers in the market and increasing competition may affect our ability to retain current and acquire new customers. Any number of factors could potentially negatively affect our customer retention or acquisition. For example, a current customer may request products or services that we currently do not provide and may be unwilling to wait until we can develop or source such additional features. Other factors that affect our ability to retain or acquire new CMS platform customers include:

●	customers increasingly use competing products or services;

●	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;

●	we are unable to continue to develop new products and services that work with a variety of mobile operating systems and networks and/or that have a high level of market acceptance;

●	there are changes in customer preference;

●	there is consolidation or vertical integration of our customers;

●	there are changes in customer sentiment about the quality or usefulness of our products and services;

●	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

●	technical or other problems prevent us from delivering our products in a rapid and reliable manner;

●	we fail to provide adequate customer service to our customers; or

●	we, our software developers, or other companies in our industry are the subject of adverse media reports or other negative publicity.

If we are unable to retain and acquire new customers, our financial performance may be materially and adversely affected.

If we are unable in the future to generate new customers for our mobile technology products, our financial performance may be materially and adversely affected.

As consumer preferences migrate to accessing news and information content through mobile devices, we expect that an increasing amount of our revenue will be derived from our native mobile technology software applications. Our ability to grow our revenues is dependent, in part, on our ability to increase the number of customers that license our mobile software applications. If we are unable to provide compelling native mobile technology and platforms to our customers or if customer adoption of native mobile technology and platforms is slow to develop, we may be unable to retain our current customers or acquire new customers.

A significant portion of our projected revenue is generated from the sale of national and local online advertising inventory, which is dependent on available advertising inventory and market demand and prices for such inventory. A decline in available supply of advertising inventory, general demand for advertising inventory and general economic conditions may materially and adversely affect our advertising revenue.

A significant portion of our projected revenue is generated from the sale of national and local online advertising inventory, the majority of which we sell on an automated basis through real-time bidding. We also sell a small portion of our inventory to premium direct advertising customers to whom we provide advertisement inventory on a fixed price and placement basis. Our advertising revenue is dependent on the amount of advertising inventory that is available to us to sell and market demand and prices for such inventory.

The amount of advertising inventory available for us to sell is affected by many variables including but not limited to:

●	the negotiated amount of inventory we receive from our current CMS customers;

●	the amount of additional inventory our current CMS customers permit us to sell on their behalf;

●	our ability to acquire inventory to sell on behalf of parties that are not customers of our CMS;

●	the amount of end-user traffic to our customers’ online properties; and

●	the specific type of advertising to be sold, such as display, video or mobile advertising.

While we endeavor to maximize the amount of inventory we are able to sell, some of the foregoing variables, and by extension the amount of inventory we may sell, are affected by market forces and other contingencies that we do not control.

The other principal component of gross advertising revenue is the price at which advertising inventory may be sold. To a large extent, the prices we are able to achieve for our advertising inventory are a product of the market supply and demand, which may vary based on several factors including ad size, ad type, geographic region and time of year. At a macro level, advertising spending is also sensitive to overall economic conditions, and our advertising revenues will be adversely affected if advertisers respond to weak and uncertain economic conditions by reducing their budgets or changing their spending patterns. There are limitations on the amount that we can compensate for fluctuations in the prevailing market prices for advertising inventory. Any reduction in spending by existing or potential advertisers and a decline in available advertising inventory or demand for such inventory would negatively affect our advertising revenue and could affect our ability to grow our advertising customer base.

Some of our customer agreements require us to guarantee certain advertising revenues. If market rates fall below our guaranteed customer agreement rates, we will experience a loss on those advertising inventory units subject to the guarantee.

We have entered into agreements with certain of our existing customers, and in the future we may enter into additional customer agreements, that require us to guarantee minimum amounts of revenue per advertising unit sold, for national advertising inventory that we sell on behalf of these customers. In the event that market rates for national advertising inventory fall below the rates we have guaranteed, we will experience a loss on those advertising inventory units subject to the guarantee. If the amount of advertising inventory subject to guarantees and sold at a loss is large enough and/or the margin by which the market rates fall short of the guaranteed rates is great enough, we could experience a material reduction in our advertising revenues, which would materially and adversely affect our overall revenues.

If we are unable to respond to the rapid technological changes in our industry or develop new products and services in a cost effective manner, we may be unable to compete successfully in the competitive market in which we operate and our financial results could be adversely affected.

Business on the internet is characterized by rapid technological change. Accordingly, we continue to upgrade and improve the features of our products and services. Given the high level of competition in our market and the ever changing technology needs of our customers, our ability to successfully compete depends on our successful development of new products and services. If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions in our industry or address or satisfy our customers’ requirements or preferences in their technology needs, our business, results of operations and financial condition would be materially and adversely affected. Sudden changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry and regulatory standards and practices such as data privacy and security standards could render our products, services and our proprietary technology and systems obsolete. The rapid evolution of these products and services will require that we continually improve the performance, features and reliability of our products and services. However, the complexity of developing new technology in a rapidly changing marketplace may increase our development costs. If we are unable to develop new products and services in a cost-effective manner, we may be unable to compete successfully in the market in which we operate.

We may introduce significant changes to our existing products or develop and introduce new and unproven products. If any of our new products or services, including upgrades to our current products or services, do not meet our customers’ expectations or fail to generate revenue, we could lose our customers or fail to generate any revenue from such products or services and our business may be harmed.

We may introduce significant changes to our existing products or develop and introduce new and unproven products or services, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify certain investments, our business may be adversely affected. If we are not successful with new approaches to monetization, we may not be able to maintain or grow our revenue as anticipated or recover any associated development costs.

In addition, updating our technology may require significant additional capital expenditures. If any of our upgrades to our current services do not meet our customer’s expectations, we could lose customers and our business may be harmed. If new services require us to grow rapidly, this could place a significant strain on our managerial, operational, technical and financial resources. In order to manage our growth, we could be required to implement new or upgraded operating and financial systems, procedures and controls. Our failure to expand our operations in an efficient manner could cause our expenses to grow, our revenue to decline or grow more slowly than expected.

A significant percentage of our revenue for the year ended December 31, 2017 and for the year ended December 31, 2016 was generated by two large customers. If we are unable to maintain our relationship with these customers, our business and operations may be materially and adversely affected.

Approximately 38% and 33% of our revenue for the years ended December 31, 2017 and 2016, respectively, was generated in the aggregate by two large customers, each individually accounting for greater than 10% of revenue. If we are unable to maintain our relationship with these customers, or if any of these customers reduce their purchase commitments, our business and operations may be materially and adversely affected.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of our key personnel, including Steve Chung, our Chief Executive Officer, Louis Schwartz, our Chief Financial Officer and Chief Operating Officer, and Omar Karim, Head of Engineering. The loss of key personnel, including members of management as well as key engineering, product development, marketing, and sales personnel, could disrupt our operations and have an adverse effect on our business. As we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position. In particular, we intend to hire a significant number of personnel in the coming years, and we expect to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area and New York City markets. As we grow, the incentives to attract, retain, and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

We have recorded significant impairment charges relating to the impairment of a portion of our goodwill and amortizable intangible assets as of December 31, 2017 and 2016 and may incur additional impairment charges in future periods.

Under U.S. generally accepted accounting principles (“U.S. GAAP”), we review our goodwill for impairment at least annually as of December 31 and when events or changes in circumstances indicate that the carrying value may not be recoverable. Similarly, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. As a result of these review processes, we determined that a portion of our goodwill and amortizable intangible assets were impaired as of December 31, 2017 and 2016 and, accordingly, we recorded an impairment charge to earnings of approximately $6.6 million for the year ended December 31, 2017 and $4.2 for the year ended December 31, 2016. No assurance can be given that we will not record significant impairment charges in future periods.

We may expand our business through acquisitions of, or investments in, other companies or new technologies, or joint ventures or other strategic alliances with other companies, which may divert our management’s attention or prove not to be successful or result in equity dilution.

In December 2014, we completed a qualifying transaction through a reverse triangular merger with TicToc and WB III Subco Inc. In August 2015, we acquired Frankly Media. We may decide to pursue other acquisitions of, investments in, or joint ventures involving other technologies and businesses in the future. Such transactions could divert our management’s time and focus from operating our business.

Integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures, including, among other things, with respect to:

●	incorporating new technologies into our existing business infrastructure;

●	consolidating corporate and administrative functions;

●	coordinating our sales and marketing functions to incorporate the new business or technology;

●	maintaining morale, retaining and integrating key employees to support the new business or technology and managing our expansion in capacity; and

●	maintaining standards, controls, procedures and policies (including effective internal control over financial reporting and disclosure controls and procedures).

In addition, a significant portion of the purchase price of companies we may acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our operating results.

Future acquisitions could result in potentially dilutive issuances of our equity securities, including our common shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could harm our business, financial condition and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Finally, our skill at investing our funds in illiquid securities issued by other companies is untested. Although we will review the results and prospects of any such investments carefully, it is possible that such investments could result in a total loss. Additionally, we may have little or no control over the companies in which we may invest, and we may be forced to rely on the management of the companies in which we invest to make reasonable and sound business decisions. If the companies in which we invest are not successfully able to manage the risks facing them, such companies could suffer, and we may lose all or part of our investment in such companies.

If we fail to manage our growth effectively, our business, financial condition and results of operations may suffer.

We have grown rapidly since our incorporation and we plan to continue to grow at a rapid pace. This growth has put significant demands on our processes, systems and personnel. We have made and we expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. In addition, we have sought to, and may continue to seek to, grow through strategic acquisitions. Our growth strategy may place significant demands on our management and our operational and financial infrastructure. Our ability to manage our growth effectively and to integrate new technologies and acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees. Growth could strain our ability to:

●	develop and improve our operational, financial and management controls;

●	enhance our reporting systems and procedures;

●	recruit, train and retain highly skilled personnel;

●	maintain our quality standards; and

●	maintain our user satisfaction.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows or if we are unable to successfully manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our shares could decline.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants, and third parties with whom we have relationships. In the future we may acquire patents or patent portfolios, which could require significant cash expenditures. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business. In addition, we occasionally include open source software in our products. As a result of the use of open source in our products, we may license or be required to license innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We are a holding company and our only asset is the direct ownership of Frankly Co. and Frankly Media.

We are a holding company and have no material non-financial assets other than direct ownership of Frankly Co. and Frankly Media. We have no independent means of generating revenue. To the extent that we will need funds beyond our own financial resources to pay liabilities or to fund operations, and Frankly Co. and/or Frankly Media are/is restricted from making distributions to us under applicable laws or regulations or agreements, or not have sufficient earnings to make these distributions, we may have to borrow or otherwise raise funds sufficient to meet these obligations and operate our business and, thus, our liquidity and financial condition could be materially adversely affected.

We may be party to litigation, which can be expensive and time consuming, and, if resolved adversely, could have a significant impact on our business, financial condition, or results of operations.

Our business, financial condition, or results of operations could be adversely affected as a result of an unfavorable resolution of future disputes and litigation. Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce new products, including in areas where we currently do not compete, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities.

Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible.

Our software is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our products incorporate software that is highly technical and complex. Our software may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software codes may only be discovered after the codes have been released. Any errors, bugs, or vulnerabilities discovered in our codes after release could result in damage to our reputation, loss of users, loss of revenue, or liability for damages.

We rely on third parties to provide the technologies necessary to deliver products and services to our customers, and any change in the licensing terms, costs, availability, or acceptance of these technologies could adversely affect our business.

We rely on third parties to provide the technologies that we use to deliver our products and services to our customers. These technologies include software that provides some of the core functionality contained within our CMS, as well as third-party software and services that provide some of the external features of our CMS, such as email functionality, user traffic reporting, ad-serving, content delivery services and ad-exchange services. There can be no assurance that these providers will continue to license their technologies or otherwise make them available to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business models in a manner that impedes the acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our products and services. We have limited or no control over the availability or acceptance of these technologies, and any change in the licensing terms, costs, availability or user acceptance of these technologies could adversely affect our business.

Failure to license necessary third party software for use in our products and services, or failure to successfully integrate third party software, could cause delays or reductions in our sales, or errors or failures of our service.

We license third party software that we incorporate into our products and services. In the future, we might need to license other software to enhance our products and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third party technology, we could experience a reduction in functionality and/or errors or failures of our products, which may reduce demand for our products and services.

Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open source software disclosure risks, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Computer malware, viruses, hacking and phishing attacks, and spamming could harm our business and results of operations.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. Our main customers are local media companies and given the ability of American news outlets to reach a large user base, our technology and content platform could be the targets of hostile attempts to breach the security and integrity of the platform. A coordinated attack on our infrastructure is a risk to the stability of the platform. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain the performance, reliability, security, and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers.

System failures or capacity constraints could harm our business and financial performance.

The provision of our services and products depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions could harm our business, financial condition and results of operations, and our reputation could be damaged if people believe our systems are unreliable. Our systems are vulnerable to damage or interruption from extreme weather events, terrorist attacks, floods, fires, power loss, telecommunications failures, security breaches, computer malware, computer hacking attacks, computer viruses, computer denial of service attacks or other attempts to, or events that, harm our systems. Our data centers may also be subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of the facilities have financial difficulties. If we were forced to rely on our system back-ups to restore the systems, we could experience significant delays in restoring the functionality of our platform and could experience loss of data, which could materially harm our business and our operating results. Although we maintain insurance to cover a variety of risks, the scope and amount of our insurance coverage may not be sufficient to cover our losses resulting from system failures or other disruptions to our online operations. Any system failure or disruption and any resulting losses that are not recoverable under our insurance policies may materially harm our business, financial condition and results of operations. To date, we have never experienced any material losses as a result of system failures or online disruptions.

Our business depends on continued and unimpeded access to the Internet by us, our customers and their end users. Internet access providers or distributors may be able to block, degrade or charge for access to our content, which could lead to additional expenses to us and our customers and the loss of end users and advertisers.

Products and services such as ours depend on our ability and the ability of our customers’ users to access the Internet. Currently, this access is provided by companies that have, or in the future may have, significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers may take, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to products or services such as ours by restricting or prohibiting the use of their infrastructure to support or facilitate product or service offerings such as ours, or by charging increased fees to businesses such as ours to provide content or to have users access that content. Such interference could result in a loss of existing viewers, subscribers and advertisers, and increased costs, and could impair our ability to attract new viewers, subscribers and advertisers, thereby harming our revenues and growth.

We may not maintain acceptable website performance for our platform, which may negatively impact our relationships with our customers and harm our business, financial condition and results of operations.

A key element to our continued growth is the ability of our customers’ audience to access the platform and other offerings within acceptable load times. We refer to this as website performance. We may in the future experience platform disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our technology simultaneously, and denial of service or fraud or security attacks.

In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve website performance, especially during peak usage times, as our solutions become more complex and our user traffic increases. If our platform is unavailable when consumers attempt to access them or do not load as quickly as they expect, our customers seek alternative services or services from our competitors. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We may incur liability as a result of information retrieved from or transmitted over the internet or through our customer websites and claims related to our products.

We may face claims relating to information that is retrieved from or transmitted over the internet or through our customers’ websites and claims related to our products. In particular, the nature of our business exposes us to claims related to defamation, intellectual property rights, and rights of publicity and privacy. This risk is enhanced in certain jurisdictions outside the U.S. where our protection from liability for third-party actions may be unclear and where it may be less protected under local laws than it is in the U.S. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business and financial results could be adversely affected.

We may expand our operations into international markets where we have limited experience and we will be subject to risks associated with international operations.

Although our current primary focus is on the North American market, we may expand our product offerings internationally. We have limited experience in marketing and operating our services and products in international markets, and we may not be able to successfully develop or grow our business in these markets due to local competition and regulations. If we cannot manage these risks effectively, the costs of doing business in some international markets may be prohibitive or our costs may increase disproportionately to our revenue.

We have limited operating experience as a publicly traded company in the U.S.

We have limited operating experience as a publicly traded company in the U.S. and we are a relatively new reporting issuer in Canada. Although the individuals who now constitute our management team have experience managing a publicly-traded company, there is no assurance that the past experience of our management team will be sufficient to operate the Company as a publicly traded company in the U.S., including timely compliance with the disclosure requirements of the SEC. We are required to develop and implement internal control systems and procedures in order to satisfy the periodic and current reporting requirements under applicable SEC regulations. This transition could place a significant strain on our management team, infrastructure and other resources. In addition, our management team may not successfully or efficiently manage a public company that is subject to significant regulatory oversight and reporting obligations.

We cannot be certain that our net operating loss (“NOL”) carryforwards will be available to offset future taxable income for tax purposes.

As of December 31, 2017, we had federal and state NOL carryforwards of approximately $35.7 million and $23.5 million, respectively, which, if unused will expire on various dates in the next 20 years. Additionally, as of December 31, 2017, we had Canadian tax NOL carryforwards of approximately $6.8 million which will begin to expire in 2033. As of December 31, 2017, we had no research and development credit carryforwards. To the extent available, we intend to use these net operating loss carryforwards to offset future taxable income associated with our operations. There can be no assurance that we will generate sufficient taxable income in the carryforward period to utilize any remaining net operating loss carryforwards before they expire.

The use of our U.S. federal income tax NOLs (and possibly our state income tax NOLs) may be further limited under applicable tax laws. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation with NOLs undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change NOL carryforwards and other pre-ownership change tax attributes (such as tax credits) to offset its post-ownership change income may be limited. We will not make a determination as to whether an ownership change has occurred until we generate taxable income that could be offset by our NOLs. We may also experience ownership changes in the future as a result of subsequent offerings of stock or other changes in our stock ownership. As a result, if we earn net taxable income for U.S. federal income tax purposes, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

In addition, we may be limited in the use of our NOLs in the United States because of the potential application of the “dual consolidated loss” rules as described below under “Material U.S. Federal Income Tax Considerations.”

The preparation of our financial statements will involve the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments and assumptions prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of our assets and the timing and amount of cash flows from our assets. These estimates, judgments and assumptions are inherently uncertain and, if they prove to be wrong, we face the risk that charges to income will be required. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. Estimates and assumptions are made on an ongoing basis for the following: revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of goodwill and stock-based compensation expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our future plan of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would likely negatively affect our business and the market price of our common shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of our common shares.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We will incur increased costs as a result of being an SEC Registrant.

As an SEC Registrant, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will significantly increase our costs and expenses. We will need to:

●	institute a more comprehensive compliance function;

●	design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws;

●	involve and retain to a greater degree outside counsel and accountants in the above activities; and

●	establish a more robust investor relations function

In addition, being a public company subject to these rules and regulations requires us to incur substantial costs to increase coverage under our director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, and qualified executive officers.

We are an “emerging growth company,” and we cannot be certain if the reduced SEC reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors, which could have a material and adverse effect on us, including our growth prospects.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. We cannot predict if investors will find our common shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our common shares and the market price and trading volume of our common shares may be more volatile and decline significantly.

We have a limited operating history which may make it difficult for investors to evaluate our prospects for success.

Frankly Co. was incorporated under the laws of the State of Delaware on September 10, 2012. Frankly Inc. was incorporated on June 7, 2013 and completed a reverse triangular merger with Frankly Co. and a wholly-owned subsidiary, WB III Subco Inc., in December 2014. In addition, we completed the acquisition of Gannaway Web Holdings, LLC, now Frankly Media LLC, on August 25, 2015. Although Frankly Media LLC has been operating since 1998, we have a limited operating history as a consolidated company. This lack of consolidated operating history may make it difficult for investors to evaluate our prospects for success. There is no assurance that we will be successful and the likelihood of success must be considered in light of our relatively early stage of consolidated operations.

Risks Related to Our Industry

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our current primary focus is the North American market in which we face significant competition from a number of service and software providers, nearly all of whom have greater financial, marketing and technical resources than us. Specifically in the local broadcast segment, our chief competitor is Nexstar Broadcasting’s subsidiary Lakana, LLC (NASDAQ: NXST), which is owned by a larger broadcasting group which provides it with a captive customer base of TV stations owned by its parent company and significant industry contacts. In generalized CMS offerings, we compete against Wordpress VIP and other open source platforms. Open source platforms utilize a developer community in which product innovation and advancements are crowdsourced rather than developed in-house as we do. In video solutions, we compete against providers such as Brightcove, Inc. (NASDAQ: BCOV), Neulion, Inc. (TSE: NLN), MLB Advanced Media and Google’s newly acquired video solutions company, Anvato (NASDAQ: GOOG). These video solution companies are larger publicly listed companies with significantly larger research and development budgets. In mobile app frameworks, we compete with Verve, Accedo and Newscycle’s recently acquired DoApps. In advertising solutions, we compete against a variety of advertising programmatic and agency businesses. In addition, some larger broadcasters have opted for in-house solutions. Many of these competitors focus on singular product lines and thus may have a competitive advantage compared to companies like ours that offer a range of products and services.

Additionally, as we introduce new products and as our existing products evolve, or as other companies introduce new products and services, we may become subject to additional competition. Some of our current and potential competitors have significantly greater resources and better competitive positions in certain markets than us. These factors may allow our competitors to respond more effectively than we can to new or emerging technologies and changes in market requirements. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●	the usefulness, ease of use, performance, and reliability of our products compared to our competitors;

●	the timing and market acceptance of products, including developments and enhancements to our or our competitors’ products;

●	our ability to monetize our products;

●	customer service and support efforts;

●	marketing and selling efforts;

●	our financial condition and results of operations;

●	our ability to establish and maintain customer interest in building on our platform;

●	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●	acquisitions or consolidation within our industry, which may result in more formidable competitors;

●	acquisitions or consolidation within the media industry in which we focus our current customer base, which may result in loss of customers or advertising inventory;

●	our ability to attract, retain, and motivate talented employees, particularly software engineers;

●	our ability to cost-effectively manage and grow our operations; and

●	our reputation and brand strength relative to that of our competitors.

If we are not able to effectively compete, we may lose our customer base which will materially and adversely affect our revenue and results of operations.

Recent consolidation within the local news broadcasting industry may materially and adversely affect our ability to expand our customer base.

The majority of our customers are local television stations that use our white-label CMS to distribute their content online and to mobile devices. The local media industry has experienced consolidation and ownership of local television stations that have news operations is increasingly being concentrated in entities that operate large groups of stations. If the trend of consolidation continues, our customer base may decline which could materially and adversely affect our results of operations.

Our business may be subject to the adverse effects of Federal Communications Commission (“FCC”) regulations.

The majority of our customers are television broadcasters that are subject to comprehensive regulation by the FCC and the future amendment, repeal or enactment of FCC regulations could affect our customers and/or their demand for our services. Changes in FCC regulations may limit our customers’ ability to acquire other broadcast properties or may require or make it advantageous for them to divest themselves of current broadcast properties. Additionally, in the past, the FCC has and in the future may promulgate additional regulations that govern the online activities of our customers and the websites and other services they provide to end-users. Such regulations may increase the cost and complexity of the services we provide, and we may not be able to recover the full amount of such additional costs from our customers.

The adoption of ATSC 3.0 has the potential to disrupt the demand for or composition of the products and services we provide to our customers.

The Advanced Television Systems Committee, which determines the industry standards for television signals, is promulgating a revised standard called ATSC 3.0. The revised standard may require or enable our customers to internally adopt in their newsroom operations some of the technology we currently supply or otherwise obviate the need for some of the services we provide. It is not known whether ATSC 3.0, when implemented, will require us to incur additional costs to ensure compatibility and/or may reduce customer demand for some of the services we currently provide.

The broadcast industry is subject to changing demographics and user preferences.

Our ability to maintain and grow our business with television broadcasters is subject our customers’ ability to retain and grow online audiences. As technology, audience composition and user preferences change, our customers face the ongoing challenge of competing for online users in a diverse and changing online marketplace for news and information content. Changing end-user demographics, the online availability of alternative sources of news and platform and technology preferences are challenges our broadcast customers face in retaining and developing audiences for their online services. If our customers are not successful in meeting these challenges, our ability to monetize the services we provide may diminish and/or our customers may reduce the amount of services they purchase from us, the foregoing having the potential to reduce the amount of revenue we realize from this category of customers. While we are empowering our customers to meet their online challenges and seeking to diversify our business into other market sectors, we will remain subject to the risk that our customers may experience a reduction in their online business operations and the risk that we may not be able to effectively diversify our current customer base to mitigate this risk.

The growth of the market for our services and products depends on the continued growth of the internet and mobile devices as mediums for content, advertising, commerce and communications.

Our growth depends on the continued acceptance of the internet and mobile devices as platforms for content, advertising, commerce and communications. The acceptance of the internet and mobile devices as mediums for such uses could be adversely impacted by delays in the development or adoption of new standards and protocols to handle increased demands of internet activity and mobile phone services, security, privacy protection, reliability, cost, ease of use, accessibility and connectivity, and quality of service. The performance of the internet and mobile devices and their acceptance as such mediums has been harmed by connectivity issues, viruses, worms, and similar malicious programs, and the internet and mobile phone services have experienced a variety of outages and other delays as a result of damage to portions of their infrastructure. If for any reason the internet and mobile devices do not remain mediums for widespread content, advertising, commerce and communications, the demand for our services and products would be significantly reduced, which would harm our business.

The growth of the market for our services and products depends on the development and maintenance of the internet infrastructure and the mobile phone services and technology.

Our business strategy depends on continued internet and high-speed internet access growth and development of mobile device services and technology. Any downturn in the use or growth rate of the internet or high-speed internet access or the quality and connectivity of mobile devices would be detrimental to our business. If the internet and mobile devices continue to experience significant growth in number of users, frequency of use and amount of data transmitted, the internet infrastructure or mobile device services may not be able to support the demands placed on them and the performance or reliability of the internet or mobile device services may be adversely affected. The success of our business therefore depends on the development and maintenance of a sound internet infrastructure and mobile device services. Consequently, as internet and mobile device usage increases, the growth of the market for our products depends upon improvements made to the internet and mobile device services and technology as well as to individual customers’ networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of internet activity or mobile device activity or increased governmental regulation may have a detrimental effect on the internet infrastructure and mobile device activity and technology.

Government regulation of the internet continues to evolve, and new laws and regulations could significantly harm our financial performance.

Today, there are relatively few laws specifically directed towards conducting business over the internet. We expect more stringent laws and regulations relating to the internet to be enacted. The adoption or modification of laws related to the internet could harm our business, financial condition and results of operations by, among other things, increasing our costs and administrative burdens. Due to the increasing popularity and use of the internet, many laws and regulations relating to the internet are being debated at the international, federal and state levels, which are likely to address a variety of issues such as:

●	user privacy and expression;

●	ability to collect and/or share necessary information that allows us to conduct business on the internet;

●	export compliance;

●	pricing and taxation;

●	fraud;

●	advertising;

●	intellectual property rights;

●	consumer protection;

●	protection of minors;

●	content regulation;

●	information security; and

●	quality of services and products.

Several federal laws that could have an impact on our business have been adopted. The Digital Millennium Copyright Act of 1998 reduces the liability of online service providers of third-party content, including content that may infringe copyrights or rights of others. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

It could be costly for us to comply with existing and potential laws and regulations, and they could harm our marketing efforts and our attractiveness to advertisers by, among other things, restricting our ability to collect demographic and personal information from consumers or to use or disclose that information in certain ways. If we were to violate these laws or regulations, or if it were alleged that we had, we could face private lawsuits, fines, penalties and injunctions and our business could be harmed.

Finally, the applicability to the internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and other online services could also increase our costs of doing business, discourage internet communications, reduce demand for our services and expose us to substantial liability.

Risks Related to Our Securities

There is no existing market for our securities in the United States, and we do not know if one will develop to provide you with adequate liquidity. The price of our securities may fluctuate significantly, and you could lose all or part of your investment.

There has been no public market for our securities in the United States. An active and liquid public market for our securities may not develop or be sustained in the United States. The market price of our securities could fluctuate significantly for various reasons, many of which are beyond our control. These factors include:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to us or other financial institutions;

●	reports in the press or investment community generally or relating to our reputation or the industry in which we operate;

●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;

●	fluctuations in the common share price and operating results of our competitors;

●	future sales of our common shares or sales of significant number of common shares by large investors;

●	proposed or adopted regulatory changes or developments;

●	domestic and international economic factors unrelated to our performance; and

●	general market conditions and, in particular, developments related to market conditions for the social media industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our common share price, notwithstanding our operating results. We expect that the market price of our securities will fluctuate and there can be no assurances about the levels of the market prices for our securities.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common shares, the price of our common shares and their trading volume could decline.

The trading market for our common shares may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if one or more analysts who covers us downgrades our common shares or publishes inaccurate or unfavorable research about our business, the price of our common shares could decline. If one or more of the research analysts ceases to cover us or fails to publish reports on us regularly, demand for our common shares could decrease, which could cause the price or trading volume to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or affect the priority of our common shares, which may adversely affect the market price of our common shares.

Our Articles allow our Board, subject to the provisions of the BCBCA, to issue an unlimited number of common shares and Class A Restricted Voting Shares (“Restricted Shares”) without shareholder approval. Our Board may determine from time to time that we need to raise additional capital by issuing common shares or other equity securities. Except as otherwise described in this Annual Report on Form 10-K, we are not restricted from issuing additional securities, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, the then-current holders of our common shares. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preference shares, and lenders with respect to other borrowings, may receive distributions of our available assets before the holders of our common shares.

The exercise of outstanding options, RSUs and warrants may dilute current shareholders.

As of December 31 2017, there were outstanding warrants and options to purchase a total of 1,107,793 common shares. Additionally, as of December 31 2017, there were outstanding RSUs that, subject to vesting, are convertible into 179,090 common shares. The exercise or conversion of a substantial number of these outstanding warrants, options and RSUs could adversely affect our share price and dilute current shareholders.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause our common shares to have a lower value than that of similar companies which do pay cash dividends.

We have not paid any cash dividends on our common shares to date and do not anticipate any cash dividends being paid to holders of our common shares in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. In addition, the Credit Facility contains a negative covenant which prohibits us from paying dividends to our shareholders without the prior written consent of Raycom and the terms of any future debt or credit facility may preclude us from paying any dividends.

While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common shares could be less desirable to other investors and as a result, the value of our common shares may decline, or fail to reach the valuations of other similarly situated companies that pay cash dividends.

Two large shareholders have substantial control over us, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

As of December 31, 2017, two large shareholders own approximately 24.6% and 24.5% of our outstanding common shares, respectively, excluding common shares underlying warrants held by the shareholder owning 24.6%. Upon exercise of such warrants, the shareholder holding 24.6% will hold approximately 45.8%. Such shareholders have the ability to control or substantially influence aspects of our business, including the determination to enter into a corporate transaction or to prevent a transaction, regardless of whether our other shareholders believe that any such transaction is in their or our best interests. They may also have interests that differ from other investors and may vote in a manner that is adverse to investors’ interests. This concentration of ownership may discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our registered office in British Columbia is located at 2900-550 Burrard Street, Vancouver, British Columbia, Canada V6C 0A3. Our corporate headquarters is located at 27-01 Queens Plaza North, Suite 502, Long Island City, New York 11101. The Company does not own real property and leases the real property it occupies, which is sufficient to meet the Company’s current needs.

Item 3. Legal Proceedings.

On July 21, 2017, a complaint was filed by Gannaway Entertainment, Inc. (“GEI”), Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the United States District Court for the Northern District of California against Frankly, our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of our acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court. We are reviewing the complaint with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares commenced trading on the TSX-V on October 17, 2013 and, since January 5, 2015, have been listed on the TSX-V under the symbol “TLK”. We have applied to change our TSX-V symbol to “FKLY”.

The table below sets forth the high and low sales prices of our common shares, as reported on the TSX-V for the periods shown, as adjusted for the one-for-seventeen reverse stock split of our outstanding common shares on February 3, 2017 (the “Reverse Stock Split”).

	High		Low
Fiscal Year 2017
Fourth Quarter	CDN$	3.75	CDN$	1.40
Third Quarter	CDN$	5.00	CDN$	2.52
Second Quarter	CDN$	8.10	CDN$	4.40
First Quarter	CDN$	9.52	CDN$	5.95
Fiscal Year 2016
Fourth Quarter	CDN$	9.52	CDN$	6.80
Third Quarter	CDN$	10.20	CDN$	6.97
Second Quarter	CDN$	13.77	CDN$	8.16
First Quarter	CDN$	11.90	CDN$	7.99

The closing price of our common shares on the TSX-V on March 29, 2018 was CDN$1.93 per share. As of March 29, 2018, there were approximately 44 record holders of our common shares.

DIVIDEND POLICY

Holders of our common shares are entitled to receive such dividends as may be declared by our Board. No dividends have been paid with respect to our common shares and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of our Board, subject to applicable law. In addition, the Credit Facility contains a negative covenant which prohibits us from paying dividends to our shareholders if an event of default has occurred and be continuing or could reasonably be expected to result from such distribution and without the prior written consent of Raycom. The Credit Facility also prohibits us from making distributions to shareholders that exceed (i) $0 if our total leverage ratio is equal to or more than 3:1, or (ii) $250,000, annually, if our total leverage ratio is less than 3:1.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information, as of December 31, 2017, with respect to all compensation arrangements maintained by the Company, including individual compensation arrangements, under which shares are authorized for issuance. The chart below does not include RSUs.

Plan Category (a)	Number of Securities to be issued upon exercise of outstanding options and rights (b)	Weighted-average exercise price of outstanding options and rights (c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a) and (c))

Equity compensation plans approved by shareholders under the Incentive Stock Option Plan	189,943	$5.47	22,177

Equity compensation plans not approved by shareholders	-	-	-

Total	189,943	$5.47	22,177

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and the related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. See “Cautionary Notice Regarding Forw\ard-Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this Form 10-K.

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

Our revenues increased from $22.8 million for the year ended December 31, 2016 to $25.7 million for the year ended December 31, 2017, representing a period-over-period increase of $2.9 million, or 13%. We had a net loss of $10.7 million in 2016 and $17.2 million in 2017.

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

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016

Net Loss	$(17,193,639)	$(10,710,942)
Interest expense, net	2,459,514	1,266,096
Income tax expense	-	-
Depreciation and amortization	4,381,888	3,398,491
Stock-based compensation	1,141,117	1,190,960
Impairment expense	6,630,936	4,209,000
Loss on disposal of assets	-	1,093
Loss on extinguishment of debt	38,287	-
Transaction costs	139,710	-
Nasdaq listing fees	913,690	774,152
Retention plan	740,523	-
Litigation expense	381,562	-
Other expense	27,017	205,681
Adjusted EBITDA	$(339,395)	$334,531

Limitations of Adjusted EBITDA

Adjusted EBITDA, a non-GAAP financial measure, has limitations as an analytical tool, and should not be considered in isolation from or as a substitute for measures presented in accordance with U.S. GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect certain cash and non-cash charges that are recurring;

●	Adjusted EBITDA does not reflect income tax payments that would reduce cash available to us;

●	Adjusted EBITDA excludes depreciation and amortization of property and equipment and intangible assets, although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future; and

●	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently or not at all, which reduces their usefulness as a comparative measure.

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

Results of Operations

Year ended December 31, 2017 Compared to Year ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance

Total Revenue	$25,662,838	$22,803,335	$2,859,503

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	12,084,371	8,582,189	3,502,182
General and administrative (excluding depreciation and amortization)	8,205,104	8,482,152	(277,048)
Selling and marketing	2,561,838	2,930,867	(369,029)
Research and development (excluding depreciation and amortization)	4,323,297	3,670,684	652,613
Depreciation and amortization	4,381,888	3,398,491	983,397
Impairment expense	6,630,936	4,209,000	2,421,936
Loss on disposal of assets	-	1,093	(1,093)
Loss on extinguishment of debt	38,287	-	38,287
Transaction costs	139,710	-	139,710
Nasdaq listing fees	913,690	774,152	139,538
Other expense	1,149,102	205,681	943,421
Loss from operations	(14,765,385)	(9,450,974)	(5,314,411)

Foreign exchange (gain) loss	(31,260)	(6,128)	(25,132)
Interest expense, net	2,459,514	1,266,096	1,193,418
Loss before income tax expense	(17,193,639)	(10,710,942)	(6,482,697)

Income tax expense	-	-	-
Net Loss	$(17,193,639)	$(10,710,942)	$(6,482,697)

The following is a breakdown of total revenue for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31,
	2017	2016	Variance
Revenue:
License fees	$10,384,835	$10,577,548	$(192,713)
Advertising	10,687,964	8,197,475	2,490,489
Usage fees	3,024,827	2,949,926	74,901
Professional services and other	1,565,212	1,078,386	486,826
Total Revenue	$25,662,838	$22,803,335	$2,859,503

License fees

License fees for the year ended December 31, 2017 were $10.4 million compared to $10.6 million for the comparable period of 2016, a decrease of $0.2 million. The decrease was due to contract termination fees recognized during the year ended December 31, 2016 resulting from anticipated consolidation of some of our existing customers. The contract termination fees were partially offset in 2017 primarily by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the year ended December 31, 2017 was $10.7 million compared to $8.2 million for the comparable period of 2016, an increase of $2.5 million. The increase was due to amendments to national advertising contracts with select publishers that increased our inventory risk and required us to account for national advertising revenues on a gross basis as the amount billed to advertisers with amounts due to publishers presented as a revenue sharing expense within cost of sales. See below for related increase to cost of sales.

Usage fees

Usage fees for the year ended December 31, 2017 were $3.0 million compared to $2.9 million for the comparable period of 2016, an increase of $0.1 million. The increase was due to fees charged for use of our content delivery network to stream and store videos.

Professional services and other

Professional services and other for the year ended December 31, 2017 was $1.6 million compared to $1.1 million for the comparable period of 2016, an increase of $0.5 million. The increase was due to additional ad hoc professional services engagements in the 2017 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the year ended December 31, 2017 was $12.1 million compared to $8.6 million for the comparable period of 2016, an increase of $3.5 million. The increase was primarily due to the approximately $2.8 million increase in revenue sharing expense related to advertising as described above. The remaining increase was primarily due to additional software licenses used directly in service delivery relating to our advertising business, increases in local ad serving costs and costs incurred to begin migration over to a cloud-based network.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the year ended December 31, 2017 was $8.2 million compared to $8.5 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was primarily due to headcount reduction, including resignation of the former Chief Product Officer effective January 31, 2017, decrease in technology overhead and decrease in rent expense, net of sublease income. These decreases were partially offset by increase in legal fees incurred in an employee litigation matter and increase in professional fees, including audit, tax, legal and consulting fees, related to the Company becoming an SEC registrant effective August 2017.

Selling and marketing

Selling and marketing expense for the year ended December 31, 2017 was $2.6 million compared to $2.9 million for the comparable period of 2016, a decrease of $0.3 million. The decrease was primarily due to headcount reduction.

Research and development (excluding depreciation and amortization)

Research and development expense for the year ended December 31, 2017 was $4.3 million compared to $3.7 million for the comparable period of 2016, an increase of approximately $0.6 million. The increase was primarily due to a reduction of $0.9 million in capitalized software development costs compared to the 2016 period. This increase was offset by a reduction in headcount of the technology department and reduction in outsourced research and development relating to the legacy instant messaging apps.

Depreciation and amortization

Depreciation and amortization expense was $4.4 million for the year ended December 31, 2017 compared to $3.4 million for the comparable period of 2016, an increase of approximately $1.0 million. The increase resulted from an increase to amortization of capitalized software costs due to the increased software development throughout 2016 and 2017 related to our next-generation content management system, native mobile applications and OTT applications.

Impairment expense

Impairment expense was $6.6 million for the year ended December 31, 2017 compared to $4.2 million for the comparable period of 2016, an increase of $2.4 million. As a result of our annual goodwill impairment analysis performed as of December 31, 2017 and 2016, we recorded a goodwill impairment charge of $6.5 million and $4.2 million, respectively, against the goodwill recognized on the acquisition of Worldnow.

Nasdaq listing fees

Nasdaq listing fees were $0.9 million for the year ended December 31, 2017 compared to $0.8 million for the comparable period of 2016, an increase of approximately $0.1 million. The increase was due to write-off of all deferred financing costs associated with our registration process in the U.S in the third quarter of 2017. As a result of the GEI complaint filed on July 21, 2017, we decided to terminate the U.S. IPO. As discussed in “Legal Proceedings”, on March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court.

Other expense

Other expense was $1.1 million for the year ended December 31, 2017 compared to $0.2 million for the comparable period of 2016, an increase of approximately $0.9 million. In the 2017 period, other expense was primarily comprised of $741,000 relating to our employee retention plan which was rolled out in connection with the strategic investor search in Q4 2017 and $382,000 relating to settlement of an employee litigation matter and legal fees incurred in connection with the GEI complaint. As discussed in “Legal Proceedings”, on March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court.

Interest expense, net

Interest expense, net was $2.5 million for the year ended December 31, 2017 compared to $1.3 million for the comparable period of 2016, an increase of $1.2 million. The increase was primarily due to the $15 million Worldnow Promissory Notes, bearing interest at 5 percent per year, as defined below, issued in connection with the acquisition of Worldnow and the $14.5 million non-revolving credit facility with Raycom, bearing interest at 10 percent per year, which closed on September 1, 2016 and refinanced the Worldnow Promissory Notes. The 2016 period included eight months of interest expense of approximately $500,000 on the Worldnow Promissory Notes and four months of interest expense of approximately $673,000 on the non-revolving credit facility with Raycom. The 2017 period included one year of interest expense of approximately $2.0 million on the non-revolving credit facility with Raycom, an increase of approximately $1.3 million.

Income tax expense

No income tax expense was recognized during the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. As of December 31, 2017, we had total current assets of approximately $5.9 million and total current liabilities of approximately $12.7 million. As of December 31, 2017, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of December 31, 2017 were $1.3 million and $3.5 million, respectively.

As of December 31, 2017, we had an accumulated deficit of $70.8 million representative of recurring losses since inception. Additionally, we have not generated positive cash flow from operations since inception when excluding changes in working capital. During the year ended December 31, 2017, we had cash provided by operations primarily due to increases in amounts due to related parties, accounts payable and accrued expenses. In the third quarter of 2017, we paid off our revolving credit line with Silicon Valley Bank. Also, in the third quarter of 2017, we decided to terminate our US IPO and expensed deferred financing costs of $913,690 related to the IPO effort. Further, beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 and Raycom will not be required to make cash payments for services provided by us until the balance has been fully repaid. We will need additional financing in the near term to continue operations. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our financial statements.

We expect that through the next 12 months from the date of this filing, we will require external funding to sustain operations and for the execution of our business plan. On March 13, 2018, we received $1 million of the additional $1.5 million of credit available under the existing credit agreement with Raycom, bringing the total outstanding loan balance under the credit agreement to $15.5 million. As part of our announced process to explore strategic alternatives, we are currently in negotiations concerning an additional credit facility that would provide funding needed to sustain operations in the short term. To reduce our operating cash needs, in February 2018, we executed a reduction-in-force (“RIF”) that removed approximately 20 full-time employees from our headcount. In addition, we are actively looking to sublease our office space in San Francisco, CA as well as pursuing other areas where operating expenses can be reduced. There can be no assurance that our plans will materialize and/or that we will be successful in our efforts to obtain the funding to cover working capital shortfalls.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $0.2 million compared to net cash provided by operating activities of $3.4 million for the comparable period of 2016, a decrease of $3.2 million. The decrease resulted primarily from an increase of $2.8 million of net loss adjusted to add back non-cash charges and a decrease of $0.4 million in changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $3.4 million compared to $4.2 million for the comparable period of 2016, a decrease in net cash used of $0.8 million. The decrease resulted primarily from a decrease of $0.9 million in capitalized software costs. Beginning in 2016, we started a large scale development effort for the development of our next-generation content management system, native mobile applications, connected TV applications and mobile responsive web products. Capitalized software costs were reduced to a more normalized level in the year ended December 31, 2017.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $1.6 million compared to $0.6 million for the comparable period of 2016, an increase in net cash used of $1.0 million. The increase in net cash used was primarily due to an increase of $0.8 million in revolving credit facility payments, net of draws.

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

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017, May 25, 2017, October 25, 2017,December 27, 2017 and March 28, 2018 (the “Credit Agreement”) with Raycom. The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to GEI and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement, as amended on December 20, 2016 and March 30, 2017 (the “Raycom SPA”) pursuant to which we converted $1 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing”.

Securities Purchase Agreement

Pursuant to the Raycom SPA, we issued to Raycom an aggregate of 150,200 common shares for a purchase price of CDN$1,276,700 (or $1 million based on the exchange rate at August 18, 2016) in repayment of $1 million of the Original Raycom Note. Raycom’s 397,125 Class A restricted shares were also converted into our common shares on a one-for-one basis. Under the Raycom SPA, we agreed to enlarge our Board of Directors to seven (7) directors, subject to shareholder approval, within 90 days of August 31, 2016. In addition, so long as Raycom held not less than 20% of our issued and outstanding common shares calculated on a fully diluted basis, it had (i) the designation rights to two (2) directors as management’s nominees for election to our Board, one of whom is our current Board member, Joseph G. Fiveash, III and one of which must be an independent director as defined in Rule 5605(a)(2) of the Nasdaq Rules, and (ii) approval rights to one of the independent directors named as management’s nominees for election to our Board outside of the two Raycom designated directors. Pursuant to the SPA, Raycom had designated Joseph Fiveash as one of its director designees. On December 20, 2016, we entered into an amendment to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the time period for enlargement of the Board to seven members from 90 days following August 31, 2016, to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) April 15, 2017. On March 30, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of our Form S-1 registration statement for our U.S. IPO, or (b) May 31, 2017. On May 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from May 31, 2017 to June 30, 2017 and the enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) July 31, 2017. On October 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from June 30, 2017 to December 31, 2017 and the enlargement of the Board to seven members to December 31, 2017, subject to shareholder approval. On December 27, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from December 31, 2017 to March 31, 2018 and the enlargement of the Board to seven members from December 31, 2017 to March 31, 2018, subject to shareholder approval. On March 28, 2018, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from March 31, 2018 to June 30, 2019, the enlargement of the Board to seven members from March 31, 2018 to June 30, 2018, subject to shareholder approval and agreed that interest payments on the outstanding Loan balance for the period commencing on January 1, 2018 and continuing thereafter will be suspended, and each such suspended interest payment will be added to the principal balance of the Loan, and the 12% rate for overdue interest will not apply to such suspended interest.

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

In addition, we must maintain certain leverage ratios and interest coverage ratios beginning the fiscal quarter ending December 31, 2017. The leverage ratios range from 4:1 to 2.5:1 and 2:1 to 3.5:1 for the interest coverage ratio. On December 27, 2017, the Credit Agreement was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending December 31, 2017 to the calendar quarter ending March 31, 2018. On March 28, 2018, the Credit Agreement was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending March 31, 2018 to the calendar quarter ending June 30, 2019. We are also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions.

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

On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court. We are reviewing the complaint with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

Critical Accounting Policies

Our discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these consolidated financial statements, we were required to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, capitalization of software development costs, impairment of long-lived assets, impairment of intangible assets including goodwill and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We consider certain accounting policies to be critical accounting policies when that policy requires management to make significant estimates and assumptions in applying the policy or in determining carrying values. Such critical accounting policies include:

Revenue Recognition

Revenue is measured as the fair value of the consideration received or receivable, and represents amounts earned for services rendered. Our primary sources of revenue are license fees for the use of our CMS and video software, and digital advertising revenue. We begin to recognize revenue when all of the following criteria under ASC 605-10 – Revenue Recognition, are met: (i) we have evidence of an arrangement with a customer; (ii) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; (iii) we deliver the specified services or products; and (iv) collection is reasonably assured. Revenue is recorded net of applicable sales taxes.

We account for license fees for the use of our content management system in accordance with ASC 605-25 – Multiple Element Arrangements. License fees and maintenance (post-contract support) relating to our video software are accounted for in accordance with ASC 985-605 – Certain Revenue Arrangements that Include Software Elements. As we account for our video software in accordance with the software accounting guidance, we allocate revenue to deliverables based on the Vendor Specific Objective Evidence (“VSOE”) of each element, and if VSOE does not exist revenue is recognized when elements lacking VSOE are delivered.

License Fees. We enter into license agreements with customers for our CMS, video software, and mobile applications. These license agreements, generally non-cancellable and multiyear, provide the customer with the right to use our application solely on a company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support. Revenue from these license agreements is recognized ratably over the license term. Early termination fees are recognized when a customer ceases use of agreed upon services prior to the expiration of their contract. These fees are recognized in full on the date the customer has completed their migration off of our solutions and there is no continuing service obligation to the customer.

Usage Fees. We charge our customers for the optional use of our content delivery network to stream and store videos. Revenue from these fees is recognized as earned based on actual usage because it has stand-alone value and delivery is in control of the customer. We also charge our customers for the use of our ad serving platform to serve ads under local advertising campaigns. We report revenue as earned based on the actual usage.

Advertising (National Advertising). Under national advertising agreements with advertisers, we source, create, and place advertising campaigns that run across our network of publisher sites. National advertising revenue, net of third-party costs, is shared with publishers based on their respective contractual agreements. We invoice national advertising amounts due from advertisers and remit payments to publishers for their share. Depending on the agreement with the publisher, the obligation to remit payment to the publisher is based on either billing to the advertiser or the collection of cash from the advertiser. National advertising revenue is recognized in the period during which the ad impressions are delivered. We report revenue earned through national advertising agreements either on a net or gross basis in accordance with ASC Subtopic 605-45, Revenue Recognition - Principal Agent Considerations. Under national advertising agreements wherein we do not bear inventory risk and only have credit risk on our portion of the revenue, national advertising revenues are accounted for on a net basis and the publisher is identified as the customer. Beginning in the second quarter of 2016, we began amending certain advertising agreements with our publishers to take on inventory risk and additional credit risk. Under these revised agreements, we either a) provide the publisher with a guaranteed minimum gross selling price per advertising unit delivered, wherein the greater of the actual selling price or guaranteed minimum selling price is used in determining the publisher’s share or b) provide the publisher with a fixed rate per advertising unit delivered, wherein the publisher is paid the fixed rate per advertising unit delivered irrespective of the actual selling price. Under these national advertising agreements, national advertising revenues are accounted for on a gross basis with the advertiser identified as the customer and the publisher identified as a supplier, with amounts billed to the advertiser reported as revenue and amounts due to the publisher reported as a revenue sharing expense, within cost of revenue.

Advertising (Local Advertising). Under local advertising agreements with customers, we provide local ad sales consulting and support services in exchange for monthly fees over the term of the agreement. The fees are established in the agreement with the customer in one of three ways: fixed annual amounts for an unlimited number of advertisers, flat fee paid per advertiser, or a commission rate of the local advertising revenue paid by the advertiser. Fixed amounts are recognized as revenue ratably over the contract term, and flat fee and commission-based amounts are recognized as revenue based on the revenue earned for each respective period based on actual delivery of the local advertising campaigns.

Professional Services and Other. Professional services consist primarily of installation and website design services. Installation fees are contracted on a fixed-fee basis. We recognize revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Website design services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to website design is recognized as revenue as we perform the services.

Capitalization of Software Development Costs

We account for our software development costs on our content management system and mobile applications as internal-use software in accordance with ASC 350-40 – Intangibles, Goodwill and other Internal-Use Software because software usage by our customers is cloud-based. Costs incurred during the preliminary project stage for internal use software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. We account for our software development costs on our video software in accordance with ASC 985-20 – Costs of Software to Be Sold, Leased, or Marketed because software is maintained by the client on purchased encoders. All costs incurred to establish the technological feasibility of a software product to be sold, leased, or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized.

During the years ended December 31, 2017 and 2016, we capitalized $3,251,162 and $4,167,588, respectively, of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to five years beginning when the software is ready for use. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

Impairments and Fair Value Measurements

Goodwill Impairment. Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

We recorded goodwill of approximately $22.8 million in our acquisition of Worldnow. We have one reporting unit, which is the same as our reportable segment. In connection with our annual goodwill impairment testing as of December 31, 2017 and 2016, we determined that under ASC 350-20 – Intangibles, Goodwill and other Internal-Use Software, a portion of the goodwill related to the Worldnow acquisition was impaired and recorded a non-cash goodwill impairment charge of $6.5 million and $4.2 million, respectively.

Significant judgments and estimates are required in assessing the fair value of the reporting unit. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, revenue growth rates, future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that we believe to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.

Impairment of Long-Lived Assets, excluding Goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals. We performed a recoverability test as of December 31, 2017 and concluded Long-Lived Assets were recoverable.

Fair Value Measurements. We follow the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels defined as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Inputs are unobservable for the asset or liability.

As part of our testing of goodwill and intangible assets for impairment, we determine the fair value of our assets and liabilities, many of which were based on discounted cash flows analysis and forecasted future operating results which represent Level 3 inputs.

Stock-Based Compensation

We record compensation costs related to stock-based awards in accordance with ASC 718, Compensation—Stock Compensation whereby we measure stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. We utilize the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk free interest rate, the dividend yield, the volatility of our stock price and an assumption for employee forfeitures. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term of the option. We have not historically issued any dividends and do not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized.

Emerging Growth Company

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for a discussion of recent accounting pronouncements applicable to us.

Off-Balance Sheet Financing

Other than our operating lease obligations, we have no off-balance sheet arrangements such as guarantees, retained or contingent interests in assets transferred to an unconsolidated entity, obligations indexed to our own stock or variable interests in unconsolidated entities. Future obligations under operating leases, capital leases and debt arrangements are detailed in our consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

Item 8. Financial Statements and Supplementary Data.

Frankly Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors Frankly Inc. and Subsidiaries

Long Island City, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Frankly Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2016.

Minneapolis, Minnesota

April 2, 2018

Frankly Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$1,254,886	$6,053,203
Restricted cash	634,115	634,115
Accounts receivable, net	3,483,347	3,242,866
Prepaid expenses and other current assets	535,111	650,898
Total Current Assets	5,907,459	10,581,082

Property & equipment, net	985,321	1,481,328
Software development costs, net	6,972,741	6,710,494
Intangible assets, net	6,762,216	7,635,552
Goodwill	-	6,546,581
Other assets	311,046	308,604
Total Assets	$20,938,783	$33,263,641

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$5,740,788	$4,687,581
Accrued expenses	1,717,030	1,367,040
Revolving credit facility	-	1,375,474
Capital leases, current portion	40,449	167,635
Deferred revenue	92,279	21,702
Due to related parties, net	5,090,358	2,561,572
Total Current Liabilities	12,680,904	10,181,004

Non-revolving credit facility, net	12,155,573	11,630,384
Capital leases, non-current portion	-	40,449
Deferred rent	35,882	42,827
Other liabilities	840,973	64,766
Total Liabilities	25,713,332	21,959,430

Commitments and Contingencies (Note 9)

Shareholders’ Equity (Deficit)
Common shares, no par value, unlimited shares authorized, 2,226,861 and 2,030,800 shares outstanding as of December 31, 2017 and 2016, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 0 and 97,674 shares outstanding as of December 31, 2017 and 2016, respectively	-	-
Additional paid-in capital	66,127,485	64,986,368
Accumulated deficit	(70,836,330)	(53,642,691)
Accumulated other comprehensive loss	(65,704)	(39,466)
Total Shareholders’ Equity (Deficit)	(4,774,549)	11,304,211
Total Liabilities and Shareholders’ Equity (Deficit)	$20,938,783	$33,263,641

See accompanying notes to the consolidated financial statements.

Frankly Inc. and Subsidiaries

Consolidated Statements of

Operations and Comprehensive Loss

	Year Ended December 31,
	2017	2016

Total Revenue	$25,662,838	$22,803,335

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	12,084,371	8,582,189
General and administrative (excluding depreciation and amortization)	8,205,104	8,482,152
Selling and marketing	2,561,838	2,930,867
Research and development (excluding depreciation and amortization)	4,323,297	3,670,684
Depreciation and amortization	4,381,888	3,398,491
Impairment expense	6,630,936	4,209,000
Loss on disposal of assets	-	1,093
Loss on extinguishment of debt	38,287	-
Transaction costs	139,710	-
Nasdaq listing fees	913,690	774,152
Other expense	1,149,102	205,681
Loss from operations	(14,765,385)	(9,450,974)

Foreign exchange gain	(31,260)	(6,128)
Interest expense, net	2,459,514	1,266,096
Loss before income tax expense	(17,193,639)	(10,710,942)

Income tax expense	-	-
Net Loss	$(17,193,639)	$(10,710,942)

Other Comprehensive Loss
Foreign currency translation	(26,238)	(8,843)
Comprehensive Loss	$(17,219,877)	$(10,719,785)

Basic and Diluted Net Loss Per Share	$(8.00)	$(5.52)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	2,149,873	1,941,416

See accompanying notes to the consolidated financial statements.

Frankly Inc. and Subsidiaries

Consolidated Statements of

Shareholders’ Equity (Deficit)

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)

Balance, December 31, 2015	1,294,018	593,826	$59,462,420	$(42,931,749)	$(30,623)	$16,500,048
Vesting of restricted share units	5,299	-	-	-	-	-
Issuance of common shares	235,331	-	1,403,608	-	-	1,403,608
Share issuance costs	-	-	(74,535)	-	-	(74,535)
Issuance of warrants	-	-	3,003,915	-	-	3,003,915
Exchange of restricted voting shares for common shares	496,152	(496,152)	-	-	-	-
Stock-based compensation	-	-	1,190,960	-	-	1,190,960
Net loss	-	-	-	(10,710,942)	-	(10,710,942)
Other comprehensive loss	-	-	-	-	(8,843)	(8,843)
Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	98,387	-	-	-	-	-
Exchange of restricted voting shares for common shares	97,674	(97,674)	-	-	-	-
Stock-based compensation	-	-	1,141,117	-	-	1,141,117
Net loss	-	-	-	(17,193,639)	-	(17,193,639)
Other comprehensive loss	-	-	-	-	(26,238)	(26,238)
Balance, December 31, 2017	2,226,861	-	$66,127,485	$(70,836,330)	$(65,704)	$(4,774,549)

See accompanying notes to the consolidated financial statements.

Frankly Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(17,193,639)	$(10,710,942)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	4,381,888	3,398,491
Amortization of debt discount	544,136	184,502
Amortization of deferred financing costs	90,992	9,479
Stock-based compensation expense	1,141,117	1,190,960
Impairment expense	6,630,936	4,209,000
Loss on disposal of assets	-	1,093
Loss on extinguishment of debt	38,287	-
Other non-cash asset writeoff	-	178,147

Changes in assets and liabilities:
Accounts receivable	(240,481)	(248,087)
Prepaid expenses and other current assets	77,027	476,321
Other assets	(2,443)	56,381
Accounts payable	991,689	2,607,997
Accrued expenses	340,220	(543,274)
Deferred revenue	70,577	(53,067)
Due to related parties, net	2,528,786	2,588,927
Deferred rent and other liabilities	769,262	25,617
Net cash provided by operating activities	168,354	3,371,545

Cash flows from investing activities
Capitalized software costs	(3,251,162)	(4,167,588)
Purchases of property & equipment	(107,984)	(52,883)
Proceeds from sale of equipment	-	2,111
Net cash used in investing activities	(3,359,146)	(4,218,360)

Cash flows from financing activities
Restricted cash	-	(634,115)
Revolving credit facility payments	(1,375,474)	(574,526)
Capital lease payments	(167,635)	(195,940)
Proceeds from issuance of common stock	-	486,116
Stock issuance costs	-	(74,535)
(Payments) proceeds from issuance of debt	(64,615)	357,810
Net cash used in financing activities	(1,607,724)	(635,190)

Effect of exchange rate changes on cash	199	(18,920)
Net change in cash and cash equivalents	(4,798,317)	(1,500,925)

Cash and cash equivalents at beginning of period	6,053,203	7,554,128
Cash and cash equivalents at end of period	$1,254,886	$6,053,203

Supplemental cash flow disclosures
Cash paid for interest	$1,381,583	$1,082,109
Cash paid for income taxes	-	-
Exchange of promissory notes for common shares	$-	$1,000,000

See accompanying notes to the consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of Business and Going Concern

Organization

Frankly Inc. (“Frankly”), has been operating since the incorporation of its predecessor, TicToc Planet Inc. (“TicToc”), on September 10, 2012. These consolidated financial statements include Frankly and its subsidiaries (Frankly Co. and Frankly Media LLC), together referred to as the “Company.”

On December 23, 2014, WB III, a Canadian public shell company traded on the Toronto Stock Exchange, completed a merger with TicToc whereby WB III Subco Inc., a wholly-owned subsidiary of the WB III, merged with TicToc. The transaction, referred to as the “Recapitalization”, was structured as a reverse triangular merger under the Delaware General Corporation Law, which resulted in TicToc becoming a wholly-owned subsidiary of WB III. Subsequent to the completion of the Recapitalization, WB III changed its name to Frankly Inc. and TicToc changed its name to Frankly Co.

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

Business and Reportable Segment

The Company has fully integrated its acquisition of Worldnow and operates under one reportable segment. The Company provides an integrated software platform for brands and media companies primarily in the United States of America (“U.S.”) to create, distribute, analyze and monetize their content across all of their digital properties on web, mobile and television. The Company also sources national and local advertising for its customers to distribute over multiple consumer devices.

Going Concern

These consolidated financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

As of December 31, 2017, the Company has an accumulated deficit of $70.8 million, representative of recurring losses since inception. Additionally, the Company has not generated positive cash flow from operations since inception when excluding changes in working capital. During the year ended December 31, 2017, the Company had cash provided by operations primarily due to increases in amounts due to related parties, accounts payable and accrued expenses. In the third quarter of 2017, the Company paid off its revolving credit facility with Silicon Valley Bank (Note 6). Also, in the third quarter of 2017, the Company decided to terminate its contemplated initial public offering in the U.S. (the “IPO”) and expensed deferred financing costs of $913,690 related to the IPO effort. Further, beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 and Raycom will not be required to make cash payments for services provided by the Company until the balance has been fully repaid. The Company will need additional financing in the near term to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of its financial statements.

The Company expects that through the next 12 months from the date of this filing, it will require external funding to sustain operations and for the execution of its business plan. On March 13, 2018, the Company received $1 million of the additional $1.5 million of credit available under the existing credit agreement with Raycom, bringing the total outstanding loan balance under the credit agreement to $15.5 million. As part of its announced process to explore strategic alternatives, the Company is currently in negotiations concerning an additional credit facility that would provide funding needed to sustain operations in the short term. To reduce its operating cash needs, in February 2018, the Company executed a reduction-in-force that removed approximately 20 full-time employees from its headcount. In addition, the Company is actively looking to sublease its office space in San Francisco, CA as well as pursuing other areas where operating expenses can be reduced. There can be no assurance that the Company’s plans will materialize and/or that it will be successful in its efforts to obtain the funding to cover working capital shortfalls.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 – Presentation of Financial Statements.

The Company’s business is generally not impacted by seasonality, with the exception of advertising revenue. Revenues from advertising products and services experience some seasonality as they are dependent on website traffic and market price for advertising inventory both of which are usually low at the beginning of the year and high at the end of the year and during the fall and winter holiday seasons.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, these estimates may ultimately differ from actual results. Significant items subject to such estimates and assumptions include: (i) the useful lives and expected future cash flows of long-lived assets, including capitalized software costs and other intangibles, (ii) the valuation of assets acquired in business combinations, (iii) share-based compensation, (iv) valuation allowance on deferred tax assets and (v) the fair value of the Company’s reporting unit.

Basis of Consolidation

These consolidated financial statements include the accounts of Frankly Inc. and its wholly-owned subsidiaries Frankly Co. and Frankly Media LLC. All intercompany balances and transactions have been eliminated on consolidation.

Revenue Recognition

Revenue is measured as the fair value of the consideration received or receivable, and represents amounts earned for services rendered. The Company’s primary sources of revenue are license fees for the use of its content management system and video software, and digital advertising revenue. The Company begins to recognize revenue when all of the following criteria under ASC 605-10 – Revenue Recognition, are met: (i) the Company has evidence of an arrangement with a customer; (ii) license agreement terms are fixed or determinable and free of contingencies or uncertainties that may alter the agreement such that it may not be complete and final; (iii) the Company delivers the specified services or products; and (iv) collection is reasonably assured. Revenue is recorded net of applicable sales taxes.

The Company accounts for license fees for the use of its content management system in accordance with ASC 605-25 – Multiple Element Arrangements. License fees and maintenance (post-contract support) relating to the Company’s video software are accounted for in accordance with ASC 985-605 – Certain Revenue Arrangements that Include Software Elements. As video software is accounted for in accordance with the software accounting guidance, the Company allocates revenue to deliverables based on the Vendor Specific Objective Evidence (“VSOE”) of each element, and if VSOE does not exist revenue is recognized when elements lacking VSOE are delivered.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

●

License Fees — The Company enters into license agreements with customers for its content management system, video software, and mobile applications. These license agreements, generally non-cancellable and multiyear, provide the customer with the right to use the Company’s application solely on a Company- hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support. Revenue from these license agreements is recognized ratably over the license term. Early termination fees are recognized when a customer ceases use of agreed upon services prior to the expiration of their contract. These fees are recognized in full on the date the customer has completed their migration off of the Company’s solutions and there is no continuing service obligation to the customer.

●	Advertising (National Advertising) — Under national advertising agreements with advertisers, the Company sources, creates, and places advertising campaigns that run across the Company’s network of publisher sites. National advertising revenue, net of third-party costs, is shared with publishers based on their respective contractual agreements. The Company invoices national advertising amounts due from advertisers and remits payments to publishers for their share. Depending on the agreement with the publisher, the obligation to remit payment to the publisher is based on either billing to the advertiser or the collection of cash from the advertiser. National advertising revenue is recognized in the period during which the ad impressions are delivered. The Company reports revenue earned through national advertising agreements either on a net or gross basis in accordance with ASC Subtopic 605-45, Revenue Recognition - Principal Agent Considerations. Under national advertising agreements wherein the Company does not bear inventory risk and only has credit risk on its portion of the revenue, national advertising revenues are accounted for on a net basis and the publisher is identified as the customer. Beginning in the second quarter of 2016, the Company began amending certain advertising agreements with its publishers to take on inventory risk and additional credit risk. Under these revised agreements, the Company either a) provides the publisher with a guaranteed minimum gross selling price per advertising unit delivered, wherein the greater of the actual selling price or guaranteed minimum selling price is used in determining the publisher’s share or b) provides the publisher with a fixed rate per advertising unit delivered, wherein the publisher is paid the fixed rate per advertising unit delivered irrespective of the actual selling price. Under these national advertising agreements, national advertising revenues are accounted for on a gross basis with the advertiser identified as the customer and the publisher identified as a supplier, with amounts billed to the advertiser reported as revenue and amounts due to the publisher reported as a revenue sharing expense, within cost of revenue.

●	Advertising (Local Advertising) — Under local advertising agreements with customers, the Company provides local ad sales consulting and support services in exchange for monthly fees over the term of the agreement. The fees are established in the agreement with the customer in one of three ways: fixed annual amounts for an unlimited number of advertisers, flat fee paid per advertiser, or a commission rate of the local advertising revenue paid by the advertiser. Fixed amounts are recognized as revenue ratably over the contract term, and flat fee and commission-based amounts are recognized as revenue based on the revenue earned for each respective period based on actual delivery of the local advertising campaigns.

●

Usage Fees — The Company charges its customers for the optional use of its content delivery network to stream and store videos. The revenue is recognized as earned based on the actual usage because it has stand-alone value and delivery is in control of the customer. The Company also charges its customers for the use of its ad serving platform to serve ads under local advertising campaigns. The Company reports revenue as earned based on the actual usage.

●

Professional Services and other — Professional services consist primarily of installation and website design services. Installation fees are contracted on a fixed-fee basis. The Company recognizes revenue as services are performed. Such services are readily available from other vendors and are not considered essential to the functionality of the product. Website design services are also not considered essential to the functionality of the product and have historically been insignificant; the fee allocable to website design is recognized as revenue as the Company performs the services.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Business Combinations

A business acquired is reflected in the results of the Company effective from its date of acquisition through the end of the reporting period. The Company applies the provisions of ASC Topic 805, Business Combinations, in the accounting for its acquisitions. This standard requires the Company to recognize separately from goodwill the identifiable assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations and comprehensive loss.

The determination of estimated fair values of acquired intangible assets, as well as the useful economic life ascribed to finite lived intangible assets, requires the use of significant judgment. The use of different estimates and assumptions to those used by the Company could result in a materially different valuation of acquired intangible assets, which could have a material effect on the Company’s consolidated results of operations.

Capitalization of Software Development Costs

The Company accounts for its software development costs on its content management system and mobile applications as internal-use software in accordance with ASC 350-40 – Intangibles, Goodwill and other Internal- Use Software because software usage by its customers is cloud-based. Costs incurred during the preliminary project stage for internal use software programs are expensed as incurred. External and internal costs incurred during the application development stage of new software development as well as for upgrades and enhancements for software programs that result in additional functionality are capitalized. The Company accounts for its software development costs on its video software in accordance with ASC 985-20 – Costs of Software to Be Sold, Leased, or Marketed because software is maintained by the client on purchased encoders. All costs incurred to establish the technological feasibility of a software product to be sold, leased, or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility are capitalized.

During the years ended December 31, 2017 and 2016, the Company capitalized $3,251,162 and $4,167,588, respectively, of combined internal and external costs related to the application development stage. Internal and external training and maintenance costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to five years beginning when the software is ready for use. Periodically, the Company reassesses the useful life considering technology, obsolescence, and other factors.

Research and Development Costs

Research and development expenses consist primarily of compensation-related expenses to employees and non- employee contractor costs incurred for the research and development of and maintenance and operation of our products, equipment and related infrastructure. Research and development expenses are reported net of amounts capitalized as software development costs.

Impairments and Fair Value Measurements

Goodwill Impairment — Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets. Goodwill is reviewed for impairment annually, or more frequently if impairment indicators exist. An impairment exists when a reporting unit’s carrying value exceeds its fair value. The impairment charge, if any, is the excess of the tested reporting unit’s carrying value over its fair value, limited to the total amount of goodwill allocated to the tested reporting unit.

The Company recorded goodwill of approximately $22.8 million in its acquisition of Worldnow (Note 3). The Company has one reporting unit, which is the same as its reportable segment. In connection with the Company’s annual goodwill impairment testing as of December 31, 2017 and 2016, the Company determined that under ASC 350-20 – Intangibles, Goodwill and other Internal-Use Software, a portion of the goodwill related to the Worldnow acquisition was impaired and recorded a non-cash goodwill impairment charge of $6.5 million and $4.2 million, respectively.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant judgments and estimates are required in assessing the fair value of the reporting unit. These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, revenue growth rates, future cash flows, discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions that are consistent with information used by the business for planning purposes and that it believes to be reasonable; however, actual future results may differ from those estimates. Changes in judgments on any of these factors could materially affect the value of the reporting unit.

Impairment of Long-Lived Assets, Excluding Goodwill — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models or, when available, quoted market values and third-party appraisals. During the year ended December 31, 2017, the Company recorded a non-cash impairment charge of $0.1 million on software development costs, net related to a specific asset which was not part of the Company’s core product and service offerings. As the Company had no plans to generate future cash flows from the asset, it was written off as of December 31, 2017.

Fair Value Measurements — The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels defined as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Inputs are unobservable for the asset or liability.

Stock-Based Compensation

The Company records compensation costs related to stock-based awards in accordance with ASC 718, Compensation—Stock Compensation, whereby the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of highly subjective assumptions including: the expected option life, the risk free interest rate, the dividend yield, the volatility of the Company’s stock price and an assumption for employee forfeitures. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected term of the option. The Company has not historically issued any dividends and does not expect to in the near future. Changes in any of these subjective input assumptions can materially affect the fair value estimates and the resulting stock-based compensation recognized. See Note 7 for more information about the Company’s stock-based compensation for the periods presented.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are both readily convertible to cash and have an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for any of the periods presented. Cash is held in the custody of several financial institutions. The Company seeks to mitigate credit risk by depositing funds only with major financial institutions. At various points during the years ended December 31, 2017 and 2016, the Company had amounts in excess of federally insured limits on deposit with banks. The Company has not experienced any losses in such accounts, and management believes it is not subject to significant credit risk on cash.

Restricted Cash

The Company has restricted cash related to the security interest on the standby letter of credit with Western Alliance Bank (Note 6) in the amount of $524,115. In addition, $110,000 is restricted as a security interest on Silicon Valley Bank for corporate credit cards.

Accounts Receivable and Concentration

Accounts receivable are amounts due from customers for services performed in the ordinary course of business and are presented net of an allowance for doubtful accounts. If collection is expected in one year or less, they are classified as current assets. If not, they are presented as non-current assets. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable are considered past due when not paid by the due date agreed upon with the customer, which ranges from 15 to 60 days beyond the invoice date. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. The allowance for doubtful accounts was $70,000 and $29,974 as of December 31, 2017 and 2016, respectively.

Accounts receivable are subject to credit risk and as of December 31, 2017 and 2016, two customers each accounted for greater than 10% of the Company’s accounts receivable balance. In total, these two customers accounted for 26% of the Company’s accounts receivable balance. Additionally, approximately 38% and 33% of the Company’s revenue for the year ended December 31, 2017 and 2016, respectively, was generated from customers that accounted for greater than 10% of the Company’s total revenue.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between the financial statement and income tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted income tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to the extent necessary to reduce deferred income tax assets to amounts that more-likely-than-not will be realized.

The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax benefits that meet the more-likely-than-not recognition threshold should be measured as the largest amount of tax benefits, determined on a cumulative probability basis, which is more-likely-than-not to be realized upon ultimate settlement in the consolidated financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

Property and Equipment

Property and equipment are presented at cost less accumulated depreciation.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation is recognized on a straight-line basis over estimated useful lives as follows:

●	Leasehold improvements	Lesser of 10 years or remaining life of the lease

●	Computer equipment	2 to 5 years

●	Office equipment and furniture	5 to 7 years

Stock Issuance Costs

The Company charges incremental costs incurred in respect of raising capital against the equity proceeds raised, including legal, accounting, agent and investment banking fees.

Foreign Currency

The local currency of Frankly Inc., the parent holding entity, is the Canadian dollar; however, the Company’s functional and reporting currency is the U.S. dollar. The assets and liabilities of the holding entity are translated into the Company’s functional currency using the exchange rate at the reporting date except for shareholders’ equity (deficit), which is translated using historical rates. The income and expenses of the holding entity are translated into the Company’s functional currency at average exchange rates prevailing throughout the reporting period. The gains or losses resulting from such translation are reported as other comprehensive income or loss. A transaction gain or loss realized upon settlement of a foreign currency transaction generally will be included in the consolidated statement of operations and comprehensive loss for the period in which the transaction is settled.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated in accordance with ASC 260, Earnings per Share, using the weighted- average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, stock options, warrants and restricted stock units (“RSU”s) are considered to be potential common shares and are only included in the calculation of diluted earnings (loss) per share when their effect is dilutive. For the years ended December 31, 2017 and 2016, 1,286,883 and 1,240,348 potential common shares, respectively, were omitted from the calculation of diluted loss per share because their effect was anti-dilutive.

Accounts Payable and Accrued Expenses

Accounts payable consists of trade accounts payable to vendors as well as amounts due to customers under national advertising arrangements. Accrued expenses consists of accrued compensation and benefits, accrued sales and use taxes, accrual for amounts due to customers under national advertising arrangements and accrued professional fees including audit, tax and legal.

Other Assets and Other Liabilities

Other assets include rental deposits and the long-term portion of unbilled revenue and other liabilities include deposits related to subleases. In addition, as of December 31, 2017, other liabilities included $740,523 accrued in connection with an employee retention plan.

On October 19, 2017, the Company began an employee retention plan (the “Retention Plan”) to induce selected key contributors to remain employed with the Company, or an acquirer of the Company in a strategic transaction, and to remain actively engaged in the Company’s business, and to enhance the Company’s value by providing participants incentive benefits to help assure the success of any strategic transaction concerning the Company.

The Retention Plan has two primary incentive components, a severance component and a bonus component. The severance component is contingently payable upon a double trigger as follows: 1) the Company completes a strategic transaction by February 15, 2018; and 2) within six months thereafter, Company (including any subsidiary or successor thereof) terminates participant employment without cause. As of February 15, 2018, the Company did not complete a strategic transaction as defined under the Retention Plan.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The bonus component is payable at various percentages of base salary, and is contingent upon the occurrence of the following events, with each event being allocated a portion of the total eligible bonus amount, depending on the participant: 1) Retention bonus in the event that the participant remains employed by the Company through February 15, 2018; 2) Company performance goal bonus in the event that the Company achieves internal performance goals in specific areas in the last four months of 2017; and 3) Strategic transaction bonus in the event that the Company enters a definitive binding agreement for a strategic transaction, as defined in the Retention Plan, by February 15, 2018. As of December 31, 2017, the Company has accrued $740,523 related to the Retention Plan within other liabilities on the consolidated balance sheet.

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

ASU 2014-09: Revenue from Contracts with Customers (Topic 606) — In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new topic will replace Topic 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The topic is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for interim and annual reporting periods beginning on or after December 15, 2018, for private companies; this effective date is applicable for the Company due to the JOBS Act exemption described above. Therefore, the Company plans to adopt this ASU on January 1, 2019 and plans to use the modified retrospective method. The Company will further evaluate during 2018, the anticipated impact of the adoption of this updated guidance on its consolidated financial statements.

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

ASU 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued ASU 2016-15, which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and is effective for the Company in its first quarter of fiscal 2018. The Company will adopt ASU 2016-15 in the first quarter of fiscal 2018 and is currently completing its evaluation of the impact of the pending adoption on its consolidated financial statements.

ASU 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash — In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company as an EGC in 2019. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU will not have a significant impact on the consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Adopted

ASU 2015-17: Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes — In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred taxes in the balance sheet. Prior guidance required an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts. The new guidance requires all deferred tax assets and liabilities to be presented as noncurrent. ASU 2015-17 was adopted in 2017 on a retrospective basis and did not have a significant impact on the consolidated financial statements.

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

ASU 2017-04: Simplifying the Test for Goodwill Impairment (Topic 350) — In January 2017, the FASB issued ASU 2017-04 to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis during 2017. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Under the terms of the Purchase Agreement, the Company paid $10,000,000 in cash, issued $20,000,000 in Class A restricted voting shares of the Company (the “Share Consideration”) and executed promissory notes to two shareholders of Worldnow bearing simple interest at a rate of 5 percent per year and agreed to pay $15,000,000 on August 31, 2016 (Note 6). The number of restricted voting shares comprising the Share Consideration was 574,836, determined with reference to the volume-weighted average price of the common shares of the Company on the TSX- V for the five days prior to the date of the Purchase Agreement (CDN$45.46 or $34.79). For purposes of the purchase price allocation, the Share Consideration, prior to discount for lack of marketability, was reflected at fair value as of the Closing Date which amounted to $15,523,058.

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

4. Related Party Transactions and Balances

The Company has several significant shareholders as follows: SKP America LLC (“SKP America”), Raycom Media Inc. (“Raycom”), and Gannaway Entertainment Inc. (“GEI”) who each owned approximately 24.5%, 24.6% and 8.0%, respectively, as of December 31, 2017 and 25.6%, 25.7% and 8.3%, respectively, as of December 31, 2016 of the Company’s aggregate Common Shares and Class A restricted voting shares.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes related party balances in the consolidated balance sheets for the periods presented:

	December 31,
Amounts Due (to) from Related Parties	2017	2016

Non-revolving credit facility, net
Raycom	$(12,155,573)	$(11,630,384)

Due (to) from Raycom:
Accounts receivable, net	427,489	295,231
Prepaid expenses and other current assets	-	70,000
Accounts payable	(275,960)	(159,385)
Accrued expenses	(432,802)	-
Deferred revenue	(4,896,585)	(2,896,585)
Total due to Raycom	(5,177,858)	(2,690,739)

Due from Mobdub:
Prepaid expenses and other current assets	87,500	129,167
Total due from Mobdub	87,500	129,167
Total due to related parties, net	$(5,090,358)	$(2,561,572)

The following table summarizes related party transactions in the consolidated statements of operations and comprehensive loss for the periods presented:

	Year Ended December 31,
Revenue (Expense) from Related Parties	2017	2016

Raycom:
Revenue	$5,270,346	$5,021,343
Interest on promissory notes	-	(133,333)
Interest on non-revolving credit facility	(2,039,804)	(673,353)
Interest on the Advance Agreement	(319,651)	-
	2,910,891	4,214,657

GEI:
Interest on promissory notes	-	(368,806)

Mobdub:
License fees	(116,667)	(145,442)
	(116,667)	(145,442)

	$2,794,224	$3,700,409

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 6). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the year ended December 31, 2017 and 2016, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 6). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). The proceeds were used to pay down $14 million of the $15 million outstanding promissory notes relating to the acquisition of Worldnow. In addition, Raycom converted the remaining $1.0 million of its promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 common share purchase warrants to Raycom. The Loan was recorded at fair value of $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The carrying value of the Loan at December 31, 2017 and 2016, net of debt discount and deferred financing costs, was $12,155,573 and $11,630,384, respectively. Interest expense on the Loan for the year ended December 31, 2017 and 2016 amounted to $2,039,804 and $673,353, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with the Advance Agreement, the Company recognized interest expense of $319,651 and $0, for the year ended December 31, 2017 and 2016, respectively. All services provided by the Company to Raycom beginning January 1, 2018 will be applied to the Advance Agreement balance.

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

5. Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long- lived assets was as follows for the periods presented:

	Year Ended December 31,
	2017	2016

Depreciation of property and equipment	$603,991	$701,724
Amortization of capitalized software	2,904,561	1,823,431
Amortization of other intangibles	873,336	873,336
Total depreciation and amortization	$4,381,888	$3,398,491

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	December 31,
	2017	2016

Cost:
Office and computer equipment and software	$2,064,676	$1,981,889
Leasehold improvements	603,978	578,781
	2,668,654	2,560,670

Accumulated depreciation and amortization:
Office and computer equipment and software	(1,416,140)	(926,901)
Leasehold improvements	(267,193)	(152,441)
	(1,683,333)	(1,079,342)
	$985,321	$1,481,328

Depreciation expense for assets held under capital lease was $141,599 and $164,248 for the year ended December 31, 2017 and 2016, respectively. The net carrying value of assets held under capital lease was $262,747 and $404,346 as of December 31, 2017 and 2016, respectively (Note 9).

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	December 31,
	2017	2016

Cost	$12,120,789	$9,001,660
Accumulated amortization	(5,148,048)	(2,291,166)
	$6,972,741	$6,710,494

During the year ended December 31, 2017 and 2016, the Company capitalized software development costs of $3,251,162 and $4,167,588, respectively. The Company performed a recoverability test as of December 31, 2017 and concluded software development costs, net and intangible assets, net were recoverable.

Goodwill

The following table summarizes the changes in goodwill for the periods presented:

Carrying Value

Balance, December 31, 2015	$10,755,581
Impairment	(4,209,000)
Balance, December 31, 2016	$6,546,581
Impairment	(6,546,581)
Balance, December 31, 2017	$-

Goodwill impairment at December 31, 2017

The Company completed its goodwill impairment analysis as of December 31, 2017 as required by ASC 350-20 – Intangibles, Goodwill and other Internal-Use Software. The estimated fair value of the Company’s reporting unit was less than its carrying amount, and therefore, an impairment charge of $6,546,581 was recorded.

When evaluating the fair value of the Company in connection with the impairment testing as of December 31, 2017, the Company used a discounted cash flow model. Key assumptions used to determine the estimated fair value include: (a) expected cash flow for the nine-year period following the testing date; (b) an estimated terminal value using a terminal year growth rate of 3.0% determined based on the growth prospects of the Company; and (c) discount rate of 17.5% based on management’s best estimate of the after-tax weighted average cost of capital. The majority of the inputs used in the discounted cash flow model are unobservable and thus are considered to be Level 3 fair value inputs.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill impairment at December 31, 2016

The Company completed step one of its goodwill impairment analysis as of December 31, 2016 as required by ASC 350-20 – Intangibles, Goodwill and other Internal-Use Software. The estimated fair value of the Company’s reporting unit was less than its carrying amount, and therefore, the second step was completed to determine and measure the amount of the potential impairment charge. The fair value of the Company’s reporting unit was determined using the Company’s common share price as of the valuation date.

As of December 31, 2016, for step two of the goodwill impairment analysis, the implied fair value of goodwill of the Company’s reporting unit was compared with its carrying amount and an impairment charge of $4,209,000 was recorded. The implied fair value of goodwill was determined by allocating the estimated fair value of the reporting unit to its identifiable assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its identifiable assets and liabilities was the implied fair value of goodwill.

Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	December 31,
	2017	2016

Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(1,477,784)	(844,448)
Advertiser relationships	(560,000)	(320,000)
	(2,037,784)	(1,164,448)
	$6,762,216	$7,635,552

The Company performed a recoverability test as of December 31, 2017 and concluded software development costs, net and intangible assets, net were recoverable.

Based on the intangible assets recorded as of December 31, 2017, scheduled annual amortization of software development costs and other intangible assets for each of the next five calendar years following December 31, 2017, and thereafter is as follows:

Years Ending December 31,	Total

2018	4,461,752
2019	3,106,056
2020	1,848,935
2021	729,324
2022	633,333
Thereafter	2,955,557
Total	$13,734,957

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The warrants were recorded within shareholders’ equity (deficit) in accordance with ASC 470-20 - Debt With Conversion and Other Options. Proceeds from the sale of the debt instrument with stock purchase warrants (detachable call options) were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The value allocated to the Loan with Raycom was $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The fair value of the 871,160 warrants issued were estimated based on the Black-Scholes pricing model, using the following assumptions: 1) Dividend yield of 0%, 2) Risk free rate of 0.66% for 751,000 warrants and 0.56% for 120,160 warrants, 3) Volatility of 71.14%, 4) Expected term of 5 years for 751,000 warrants and 7 months for 120,160 warrants, and 5) Forfeiture rate of 0%.

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statement of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the year ended December 31, 2017 and 2016 amounted to $544,136 and $184,502, respectively. In accordance with ASC 470-50 Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the year ended December 31, 2017 and 2016 amounted to $45,669 and $9,479, respectively.

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

The Loan has a five-year term and is secured by the grant of a security interest in the Company’s assets, a pledge of shares of the Company’s subsidiaries and a guarantee by the Company’s subsidiaries secured by their assets. Simultaneously, the Company and Raycom also entered into a software code escrow agreement. The software code escrow agreement required the Company to provide source code of its software products with a third party escrow agent.

Interest on outstanding balances of the Loan will accrue at a rate of 10% per annum, with a default interest rate of 12% per annum. The Loan is subject to certain scheduled mandatory principal repayments, with additional mandatory repayments occurring upon the Company’s raising of additional financing, sales of assets and excess cash flow.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition, the Company must maintain certain leverage ratios and interest coverage ratios beginning with the fiscal quarter ending December 31, 2017. The Company is also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions. On December 27, 2017, the Loan was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending December 31, 2017 to the calendar quarter ending March 31, 2018. On March 28, 2018, the Credit Agreement was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending March 31, 2018 to the calendar quarter ending June 30, 2019.

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

Promissory Notes Payable to Related Parties

In connection with the acquisition of Worldnow on August 25, 2015 (Note 3), the Company executed unsecured promissory notes, bearing interest at a rate of 5% per year, to pay an aggregate of $15,000,000 in cash on August 31, 2016. The holders of the promissory notes were Raycom ($4,000,000) and GEI ($11,000,000), former shareholders of Worldnow (Note 4). Interest expense on the promissory notes amounted to $0 and $502,139 for the year ended December 31, 2017 and 2016, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss. On September 1, 2016, the promissory notes were extinguished in connection with the refinancing transaction discussed above.

Revolving Credit Facility – Silicon Valley Bank

On December 28, 2016, the Company entered into the Loan and Security Agreement pursuant to which Silicon Valley Bank (“SVB”) issued to the Company a $3 million revolving line of credit (the “Revolving Credit Facility”).

Subject to any adjustments upon an event of default, the principal amount outstanding under the line of credit had accrued interest at a floating per annum rate equal to 2.25% above the Prime Rate published in the Wall Street Journal, which interest was payable monthly and computed on the basis of a 360-day year for the actual number of days elapsed.

As of December 31, 2017 and 2016, the principal amount outstanding under the Revolving Credit Facility was $0 and $1,375,474, respectively. Amortization of deferred financing costs included in interest expense, net for the year ended December 31, 2017 and 2016 amounted to $45,323 and $0, respectively. On August 1, 2017, the Company repaid all amounts owed to SVB under these agreements and such agreements were terminated. A loss on extinguishment of debt of $38,287 was recorded during the year ended December 31, 2017 relating to the unamortized carrying value of deferred financing costs as of the date of extinguishment.

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate”. Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of December 31, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheets.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Debt Maturities

Scheduled debt principal payments during each of the next five calendar years following December 31, 2017 and thereafter are as follows:

Payments Due During the Years Ending December 31,	Non-revolving credit facility, net

2018	$-
2019	2,687,500
2020	2,750,000
2021	9,062,500
2022	-
Thereafter	-
Total principal payments	14,500,000
Unamortized debt discount	(2,192,770)
Unamortized deferred financing costs	(151,657)
Total carrying value at December 31, 2017	$12,155,573

7. Shareholders’ Equity (Deficit)

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

Shares Issued During the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company issued a total of 98,387 common shares for employee and director RSUs that vested.

In addition, the Company exchanged 97,674 Class A restricted shares for an equal number of common shares.

Shares Issued During the Year Ended December 31, 2016

In December 2016, the Company sold an aggregate of 85,131 common shares and 42,565 (one-half of common shares sold) Private Placement Warrants (the “December Private Placement”) for gross proceeds of CDN$651,250 or $486,116. Each Private Placement Warrant entitles the holder thereof to purchase one additional common share at an exercise price of CDN$9.52 for a period of 24 months from issuance. The gross proceeds were allocated between the common shares and Private Placement Warrants using the relative fair value method which resulted in $403,608 and $82,508 being allocated to the common shares and Private Placement Warrants, respectively. The Company also issued broker warrants to purchase 4,129 common shares to the Private Placement Finders, representing 6% of the total aggregate common shares placed by the Private Placement Finders. In connection with the December Private Placement, the Company incurred $61,131 in share issuance costs, offset by $9,319, being the value attributed to the broker warrants, for net share issuance costs of $51,812.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 6). Raycom exchanged $1.0 million of its existing $4.0 million promissory note from the Company for 150,200 common shares of the Company. The Company incurred share issuance costs of $22,723 in connection with this transaction.

In connection with the purchase agreement described in Note 3, 88,855 Class A restricted voting shares held by GEI were exchanged for an equal number of common shares during August 2016. In addition, in connection with the Raycom refinancing transaction (Note 6), 397,125 Class A restricted voting shares held by Raycom were exchanged for an equal number of common shares.

During the year ended December 31, 2016, the Company issued a total of 5,299 common shares for employee RSUs that vested. In addition, the Company exchanged two additional investors’ 10,172 Class A restricted shares for an equal number of common shares.

Stock-Based Compensation

Description of the Plan

On October 20, 2017, the Company adopted an amended and restated equity incentive plan (the “Restated Plan”). The Restated Plan amends the equity incentive plan, effective as of October 1, 2017, by replacing the compensation plan limit with a fixed total limit of 435,000 common shares that may be granted under option and RSU awards.

Options may be exercised over periods of up to 10 years as determined by the Company’s Board of Directors (“Board”) and the exercise price shall not be less than the closing price of the shares on the day preceding the award date. Option awards generally vest over four years with one year cliff vesting.

The Restated Plan allows the Company to award RSUs to officers, employees, directors and consultants of Frankly and its subsidiaries upon such conditions as the Board may establish, including the attainment of performance goals recommended by the Company’s compensation committee. The purchase price for common shares of the Company issuable under each RSU award, if any, shall be established by the Board at its discretion. Shares issued pursuant to any RSU award may be made subject to vesting conditions based upon the satisfaction of service requirements, conditions, restrictions, time periods or performance goals established by the Board.

Based on the number of outstanding options and RSUs as of December 31, 2017 and RSUs vested through December 31, 2017, the Company had 22,177 options or RSUs remaining for issuance under the Restated Plan.

The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

			Weighted Average
					Remaining
				Grant Date	Contractual
	Shares		Exercise Price	Fair Value	Term (Years)

Balance, December 31, 2015	140,809		$35.53	$17.17	7.12
Granted	170,147		12.19	3.61
Exercised	-		-	-
Forfeited or canceled	(65,194)		34.82	12.32
Balance, December 31, 2016	245,762		$19.52	$9.10	8.71
Adjustment - Balance, December 31, 2016	(53	)(a)	-	-
Granted	74,327		5.48	2.81
Exercised	-		-	-
Forfeited or canceled	(50,431)		18.21	9.30
Canceled (Option Replacement)	(193,339	)(b)	19.90	9.11
Granted (Option Replacement)	113,677	(b)	5.30	9.11
Balance, December 31, 2017	189,943		$5.47	$6.58	8.22
Vested and expected to vest, December 31, 2017	183,924		$5.48	$6.65	8.20
Exercisable, December 31, 2017	69,567		$5.73	$10.17	7.33

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up options outstanding as of December 31, 2016.

(b) On March 3, 2017, the Company cancelled all outstanding options granted under the equity incentive plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options (the “Option Replacement”). The Company accounted for the Option Replacement as a modification in accordance with ASC 718, Compensation—Stock Compensation. The Company canceled 193,339 existing options (the “original options”) and concurrently granted 113,677 replacement options (the “replacement options”). The total stock-based compensation expense recognized by the Company for the year ended December 31, 2017, relating to the Option Replacement, was computed using the original grant date fair value of the original options, plus the incremental fair value of $30,828 calculated as the excess of the fair value of the replacement options over the fair value of the original options on the modification date.

The aggregate intrinsic value of outstanding and exercisable stock options as of December 31, 2017 is $0.

During the years ended December 31, 2017 and 2016, the following stock options were granted to directors, officers and employees of the Company. The fair values of the options granted were estimated based on the Black-Scholes option pricing model, using the following assumptions:

	Year Ended December 31,
	2017	2016

Number of options granted	74,327	170,147
Dividend yield	0%	0%
Risk-free interest rate	1.38%~1.73%	0.70%~1.00%
Volatility	67.13%~71.87%	65.89%~85.70%
Expected term in years	6.25	6.25
Forfeiture rate	5%	5%

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

			Weighted-Average
			Grant Date
	Shares		Fair Value

Balance, December 31, 2015	35,767		21.26
Granted	60,832		6.38
Vested	(5,299)		10.89
Forfeited or canceled	(14,569)		36.35
Balance, December 31, 2016	76,731		$7.31
Adjustment - Balance, December 31, 2016	(7	)(a)	-
Granted	201,507		3.11
Vested	(98,387)		5.04
Forfeited or canceled	(754)		6.44
Balance, December 31, 2017	179,090		$3.84

(a) On February 3, 2017, the Company effected a one-for-seventeen reverse split. Upon finalizing the impact at the holder level, a small rounding adjustment was required to true-up RSUs outstanding as of December 31, 2016.

The RSUs granted during the years ended December 31, 2017 and 2016 had an aggregate fair value of $626,532 and $387,982, respectively, based on the closing price for common shares on the date of grant. Unrecognized compensation cost related to the Company’s non-vested RSUs was $444,234 as of December 31, 2017, which is expected to be recognized from 2018 through 2020.

8. Income Taxes

Loss before income taxes includes the following components

	Year Ended December 31,
	2017	2016

United States	$(11,336,118)	$(6,950,722)
Canada	(5,857,521)	(3,760,220)
Total	$(17,193,639)	$(10,710,942)

The Company had no income tax expense or benefit for the year ended December 31, 2017 and 2016.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reconciliation of Effective Tax Rate

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016

Loss before income taxes	$(17,193,639)	$(10,710,942)
US Federal statutory income tax rate	34.0%	34.0%

Expected income tax benefit based on Federal income tax rate	$(5,845,837)	$(3,641,720)

Reconciling items:
Foreign rate differential	(1,716,456)	(1,117,692)
Stock-based compensation	508,930	676,817
Stock exchange listing fees	-	263,212
Other permanent differences	361,557	31,814
State and local taxes	(868,800)	(417,022)
U.S. tax rate change	8,409,780	-
Valuation allowance	(849,174)	4,204,591
Income tax expense	$-	$-

Deferred Taxes

The Company had the following temporary differences that would ordinarily give rise to deferred taxes:

	December 31,
	2017	2016

Deferred tax asets:
Professional services	$-	$57,893
Net operating loss carryforwards	10,167,103	11,109,255
Credits	52	38
Other	1,735,575	898,681
Intangible assets	6,020,900	6,670,091
Total	17,923,630	18,735,958
Valuation allowance	(17,923,630)	(18,735,958)
	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more-likely-than-not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of U.S. based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more-likely-than-not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $17.9 million was recorded to reduce the net deferred tax assets to their estimated realizable value.

The Company considers the undistributed earnings of its U.S. subsidiaries as of December 31, 2017, to be indefinitely reinvested and, accordingly, no income taxes have been provided thereon. As of December 31, 2017, there were no earnings in the U.S. subsidiaries. The Company does not have the intention or capability to, repatriate funds to Frankly Inc. and have no plans of sale or liquidation of U.S. subsidiaries that would give rise to recognition of basis differences in the stock of U.S. subsidiaries.

The Company had U.S. federal and state income tax net operating loss carry-forwards of approximately $35.7 million and $23.5 million, respectively, as of December 31, 2017 to apply against future taxable income. If not utilized, these net operating losses will expire on various dates in the next 20 years (primarily after 2031). Additionally, the Company had Canadian income tax net operating loss carry-forwards of approximately $6.8 million which will begin to expire in 2033. These net operating loss carry-forward balances might be subject to annual limitations in their use in accordance with U.S. Internal Revenue Code (“IRC”) section 382. The Company has not undertaken the effort of performing the IRC Section 382 study as it has not had the need to utilize the net operating loss carry-forward balances to offset taxable income. However, should the facts change the Company will perform such a study.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2017	2016

Unrecognized tax benefits - January 1	$-	$358,458
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	-	(358,458)
Gross increases - tax positions in current period	-	-
Settlement	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits - December 31	$-	$-

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as income tax expense. The Company does not have any material unrecognized tax benefits which would affect the effective tax rate if recognized. The Company does not have any unrecognized tax benefits which would reverse within the next twelve months.

The Company is subject to taxation in the United States and various states and Canada. As of December 31, 2017, tax years 2014 and forward were generally open to examination by various jurisdictions.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act are effective January 1, 2018.

The Company has reflected the impact of the changes to the U.S. corporate tax rates. The adjustment of the tax rates reduced the gross deferred tax asset by $7.9 million with a corresponding $7.9 million adjustment to the valuation allowance. This has no impact to the net tax expense. All impacts of the Tax Act have been measured in the Company’s income tax provision.

9. Commitments and Contingencies

Legal Proceedings

On July 21, 2017, a complaint was filed by GEI, Albert C. Gannaway III, and Samantha Gannaway, and was served on August 4, 2017, captioned Gannaway Entertainment, Inc., Albert C. Gannaway III, Samantha Gannaway V.S. Frankly Inc., Steve Chung, SKP America, LLC, JJR Private Capital Limited Partnership, Ron Schmeichel, Louis Schwartz in the U.S. District Court for the Northern District of California against the Company, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and others alleging violations of U.S. securities laws, fraud and breach of fiduciary duties, and seeking in excess of $15 million in damages, arising out of the Company’s acquisition of Gannaway Web Holdings, LLC from GEI and other parties in 2015.

Frankly Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court. The Company is reviewing the complaint with its counsel and believe that the claims are without merit. The Company intends to defend the claims vigorously.

Operating Lease Commitments

The Company is obligated under multiple non-cancellable operating leases for office space, expiring in 2019 through 2023. The Company has two subleases for its excess office space as of December 31, 2017. Rent expense, net of sublease income, for the year ended December 31, 2017 and 2016 was $1,034,000 and $1,377,000, respectively.

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of December 31, 2017:

Payments Due During the Years Ending December 31,	Total

2018	1,558,758
2019	1,261,458
2020	899,558
2021	852,908
2022	852,908
Thereafter	142,151
Total	$5,567,741

Capital Lease Commitments

The Company is party to various computer-related equipment leases that qualify as capital lease obligations, expiring in 2018. The present value of the future minimum lease payments at inception of the lease is recorded as a capitalized asset within property and equipment (Note 5) with the related capital lease obligation as a liability in the accompanying consolidated balance sheets.

Future minimum capital lease payments were payable as follows as of December 31, 2017:

Payments Due During the Years Ending December 31,	Total

2018	$40,742
Total	40,742
Amount representing interest	(293)
Present value of minimum lease payments	40,449
Less current portion	(40,449)
Non-current portion	$-

Employee Benefit Plan

The Company’s subsidiaries, Frankly Co. and Frankly Media, have a 401(k) plan (the “Plan”), which covers all eligible employees. Under the Plan, employees may contribute from their gross salaries on a before tax basis up to annual statutory limits determined each year.

10. Subsequent Events

The Company has evaluated subsequent events through April 2, 2018 which is the date these consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the consolidated financial statements except for the transactions described below.

On March 13, 2018, the Company received $1 million of the additional $1.5 million of credit available under the credit agreement with Raycom Media, Inc., bringing the total outstanding loan balance under the Credit Agreement to $15.5 million.

On March 28, 2018, the Company entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and the Company agreed to extend the date the Company becomes subject to various financial covenant ratios from March 31, 2018 to June 30, 2019, the enlargement of the Board to seven members from March 31, 2018 to June 30, 2018, subject to shareholder approval and agreed that interest payments on the outstanding Loan balance for the period commencing on January 1, 2018 and continuing thereafter will be suspended, and each such suspended interest payment will be added to the principal balance of the Loan, and the 12% rate for overdue interest will not apply to such suspended interest.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On April 2, 2018, Joseph G. Fiveash, III resigned as member of the Board. Mr. Fiveash’s decision did not involve any disagreement with the Company, its management or the Board. Mr. Fiveash served as a director of the Company since 2015.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information in our proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.

3.1	Articles of Frankly Inc. (Incorporated by reference from Exhibit 3.1 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

3.2	Amended and Restated Certificate of Incorporation of Frankly Co. dated December 12, 2014 (Incorporated by reference from Exhibit 3.2 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

3.3	Certificate of Merger of Frankly Co. dated December 23, 2014 (Incorporated by reference from Exhibit 3.2 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

3.4	Certificate of Formation of Frankly Media LLC, dated May 11, 1998 as amended on October 15, 2015 (Incorporated by reference from Exhibit 3.4 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

3.5	Sixth Amended and Restated Limited Liability Company Agreement of Frankly Media LLC, dated August 25, 2015 (Incorporated by reference from Exhibit 3.5 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

3.6	Bylaws of Frankly Co. (Incorporated by reference from Exhibit 3.6 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

4.1	Warrant dated August 31, 2016 issued to Raycom Media, Inc. (Incorporated by reference from Exhibit 4.1 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

4.2	Form of Share Certificate (Incorporated by reference from Exhibit 4.2 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

4.3	Form of Class A Restricted Share Certificate (Incorporated by reference from Exhibit 4.3 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

4.4	Promissory Note, dated August 31, 2016 by and between Frankly Inc., as borrower, and Raycom Media, Inc., as creditor (Incorporated by reference from Exhibit 4.4 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

4.5	Form of Warrant dated December 19, 2016 (Incorporated by reference from Exhibit 4.5 to Form S-1/A ( Registration No. 333-214578) filed January 11, 2017)

10.1	Amended and Restated Employment Agreement, dated March 23, 2015, between Frankly Co. and Steve Chung (Incorporated by reference from Exhibit 10.1 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.2	Amendment of Employment Agreement, dated August 15, 2016 between Frankly Co. and Steve Chung (Incorporated by reference from Exhibit 10.2 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.3	Management Services Agreement between Schwartz & Associates, PC and Frankly Media, LLC (Incorporated by reference from Exhibit 10.3 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.4	Amendment to the Management Services Agreement, dated August 15, 2016, between Louis Schwartz and Frankly Media, LLC (Incorporated by reference from Exhibit 10.4 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.5	Employment Agreement, dated August 15, 2014, between Frankly Co. and Harrison Shih (Incorporated by reference from Exhibit 10.5 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.6	Amendment of Employment Agreement, dated December 24, 2015 between Frankly Co. and Harrison Shih (Incorporated by reference from Exhibit 10.6 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.7	Amendment of Employment Agreement, dated August 15, 2016 between Frankly Co. and Harrison Shih (Incorporated by reference from Exhibit 10.7 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.8	Director Agreement dated August 11, 2016 between Frankly Inc. and Tom Rogers (Incorporated by reference from Exhibit 10.8 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.9	Director Agreement dated August 5, 2016 between Frankly Inc. and Steven Zenz (Incorporated by reference from Exhibit 10.9 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.10	Credit Agreement, dated August 31, 2016 by and between Frankly Inc. and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.10 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.11	Share Purchase Agreement, dated August 31, 2016 by and between Frankly Inc. and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.11 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.12	Amended and Restated Equity Incentive Plan dated January 22, 2016 (Incorporated by reference from Exhibit 10.12 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.13	Form of Restricted Stock Units Agreement (Incorporated by reference from Exhibit 10.13 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

10.14	Guaranty Agreement dated August 31, 2016 by and between Frankly Media LLC and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.14 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.15	Intellectual Property Security Agreement dated August 31, 2016 by and among Frankly Inc., Frankly Co. and Frankly Media LLC, on the one hand, and Raycom Media, Inc. on the other hand (Incorporated by reference from Exhibit 10.15 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.16	Pledge Agreement dated August 31, 2016 by and between Frankly Inc. and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.16 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.17	Security Agreement dated August 31, 2016 by and between Frankly Inc. and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.17 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.18	Security Agreement dated August 31, 2016 by and between Frankly Co. and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.18 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.19	Security Agreement dated August 31, 2016 by and between Frankly Media LLC and Raycom Media, Inc. (Incorporated by reference from Exhibit 10.19 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.20	Employment Agreement dated October 14, 2015 between Gannaway Web Holdings, LLC d/b/a WorldNow (now Frankly Media) and Omar Karim (Incorporated by reference from Exhibit 10.20 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.21	Amendment of Employment Agreement dated August 15, 2016 between Frankly Media LLC and Omar Karim (Incorporated by reference from Exhibit 10.21 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.22	Website Software and Services Agreement dated October 1, 2011, by and between Raycom Media, Inc. and Raycom Media LLC (formerly WorldNow), as amended on October 1, 2014 and August 21, 2015 (Incorporated by reference from Exhibit 10.22 to Form S-1/A ( Registration No. 333-214578) filed February 1, 2017)

10.24	Amendment of Employment Agreement dated March 1, 2017 between Frankly Media LLC and Omar Karim (Incorporated by reference from Exhibit 10.24 to Form S-1/A ( Registration No. 333-214578) filed April 18, 2017)

10.23	Amendment of Employment Agreement, dated February 1, 2017 between Frankly Co. and Steve Chung (Incorporated by reference from Exhibit 10.23 to Form 10 filed August 7, 2017)

10.25	Amendment to Raycom Services Agreement (the “Raycom Services Agreement Amendment”), dated December 22, 2016 (Incorporated by reference from Exhibit 10.25 to Form S-1/A ( Registration No. 333-214578) filed April 18, 2017)

10.26	Amendment to Raycom Services Agreement Amendment, dated March 30, 2017 (Incorporated by reference from Exhibit 10.26 to Form S-1/A ( Registration No. 333-214578) filed April 18, 2017)

10.27	Amendment to Credit Agreement, SPA and Raycom Warrant, dated March 30, 2017 by and between Raycom Media, Inc. and Frankly Inc. (Incorporated by reference from Exhibit 10.27 to Form S-1/A ( Registration No. 333-214578) filed April 18, 2017)

10.28	Amendment to Raycom Services Agreement Amendment, dated May 25, 2017 (Incorporated by reference from Exhibit 10.29 to Form S-1/A ( Registration No. 333-214578) filed June 2, 2017)

10.29	Amendment to Credit Agreement, SPA and Raycom Warrant, dated May 25, 2017 by and between Raycom Media, Inc. and Frankly Inc. (Incorporated by reference from Exhibit 10.30 to Form S-1/A ( Registration No. 333-214578) filed June 2, 2017)

10.30	Securities Purchase Agreement dated June 26, 2017 Raycom Media, Inc. and Frankly Inc. (Incorporated by reference from Exhibit 10.31 to Form S-1/A ( Registration No. 333-214578) filed June 27, 2017)

10.31	Amendment to the Raycom Agreement by and between Raycom Media, Inc. and Frankly Inc., dated October 25, 2017 (Incorporated by reference from Exhibit 10.6 to Form 8-K filed October 27, 2017)

10.32	Employment Agreement of Steve Chung, dated November 3, 2017 (Incorporated by reference from Exhibit 10.1 to Form 8-K filed November 9, 2017)

10.33	Employment Agreement of Lou Schwartz, dated November 3, 2017 (Incorporated by reference from Exhibit 10.2 to Form 8-K filed November 9, 2017)

10.34	Strategic Transaction Retention Plan of Steve Chung, dated November 3, 2017 (Incorporated by reference from Exhibit 10.3 to Form 8-K filed November 9, 2017)

10.35	Strategic Transaction Retention Plan of Lou Schwartz, dated November 3, 2017 (Incorporated by reference from Exhibit 10.4 to Form 8-K filed November 9, 2017)

10.36	Form of Restricted Stock Agreement (Incorporated by reference from Exhibit 10.5 to Form 8-K filed November 9, 2017)

10.37	Amendment to Credit Agreement and SPA, dated December 27, 2017 by and between Raycom Media, Inc. and Frankly Inc. (Incorporated by reference from Exhibit 10.07 to Form 8-K filed January 3, 2018)

10.38	Amendment to Credit Agreement and SPA, dated March 28, 2018 by and between Raycom Media, Inc. and Frankly Inc.

21.1	List of Subsidiaries (Incorporated by reference from Exhibit 21.1 to Form S-1 ( Registration No. 333-214578) filed November 14, 2016)

24.1	Power of Attorney (included on the signature page to this Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Chung.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Lou Schwartz.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

Registrant opts out of providing a summary of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKY INC.

Date: April 2, 2018	By:	/s/ Steve Chung
	Name:	Steve Chung
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Louis Schwartz
	Name:	Louis Schwartz
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Steve Chung	Chief Executive Officer	April 2, 2018
Steve Chung	(Principal Executive Officer)

/s/ Louis Schwartz	Chief Financial Officer and	April 2, 2018
Louis Schwartz	Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Tom Rogers		April 2, 2018
Tom Rogers	Chairman and Director

/s/ Steve Chung	(Principal Executive Officer)	April 2, 2018
Steve Chung	Director

/s/ Choong Sik (Samuel) Hyun		April 2, 2018
Choong Sik (Samuel) Hyun	Director

/s/ Steven Zenz		April 2, 2018
Steven Zenz	Director

