Form 10-K/A
period 2017-12-31
Frankly Inc
filed 2018-04-30
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-55821

FRANKLY INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1230527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27-01 Queens Plaza North, Suite 502
Long Island City, NY	11101
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 931-1200

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered™
Common Shares, no par value	TSX Venture Exchange Inc.

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

As of April 30, 2018, there were 2,304,834 shares of company common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Frankly Inc. for the year ended December 31, 2017 that was originally filed with the Securities and Exchange Commission on April 2, 2018 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we expect to file a definitive proxy statement after that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC made after the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company as of April 30, 2018 are as follows:

Name	Age	Position(s) Presently Held
Louis Schwartz	50	Chief Executive Officer and Director (1)
Melissa Hatter	46	Chief Operating Officer (2)
Michael Munoz	34	Chief Financial Officer (3)
Omar Karim	44	Chief Product and Technology Officer (4)
Jason Simpson	47	Chief Revenue Officer (5)
Tom Rogers	63	Chairman of our Board
Choong Sik (Samuel) Hyun	47	Director
Steven Zenz	64	Director

(1) Louis Schwartz was appointed as our Chief Executive Officer and a Director on April 12, 2018, succeeding Steve Chung who served as a director and our Chief Executive Officer from February 1, 2013 to April 12, 2018. Previously, Mr. Schwartz served as our Chief Operating Officer since February 2016 and Chief Financial Officer since July 2016.

(2) Melissa Hatter was appointed as our Chief Operating Officer on April 12, 2018. Previously, Ms. Hatter served as our Head of Client Services since August 2015, joining the Company in connection with the acquisition of Frankly Media.

(3) Michael Munoz was appointed as our Chief Financial Officer on April 12, 2018. Previously, Mr. Munoz served as our Controller since January 2016 and Assistant Controller since September 2015.

(4) Omar Karim was appointed as our Chief Product and Technology Officer on April 12, 2018. Previously, Mr. Karim served as our Head of Engineering since October 2015.

(5) Jason Simpson was appointed as our Chief Revenue Officer on April 12, 2018. Previously, Mr. Simpson served as our Head of Business Development and Partnerships since April 1, 2016 and as our Vice President, Client Services and Strategic Account Management since September 28, 2015.

The foregoing officer appointments remain subject to applicable TSX-V approval.

Executive Officers

Louis Schwartz has served as a director and Chief Executive Officer since April 12, 2018. Previously, Mr. Schwartz served as our Chief Operating Officer since February 2016 and Chief Financial Officer since July 2016. Mr. Schwartz joined the Company in August 2015 in connection with the acquisition of Frankly Media and served as President of Frankly Media. Prior to that, Mr. Schwartz was the Chief Digital Officer of World Wrestling Entertainment, Inc., a professional wrestling entertainment company, where he oversaw all digital platforms and helped lead the development of the WWE Network, the first OTT 24/7 streaming network from October 2014. Mr. Schwartz also served as CEO of UUX from November 2012, an OTTP video technology company, where he successfully led the merger of Totalmovie, a leading Latin American retail OTT service, with OTT Networks, an OTT video technology company. From March 2010 to March 2012, Mr. Schwarz served as CEO of the Americas and General Counsel for Piksel, a video technology company, and in May 2000, he co-founded Multicast Media Technologies, one of the first Internet video platform companies, which was sold to Piksel in March 2010. Mr. Schwartz graduated from Pennsylvania State University with a Bachelor of Science degree in Real Estate Finance before receiving a Juris Doctorate from the Mississippi College School of Law. We believe Mr. Schwartz’s deep technology and media background and operational and transactional experience make him well qualified to serve as our Chief Executive Officer.

Melissa Hatter has served as our Chief Operating Officer since April 12, 2018. Previously, Ms. Hatter served as our Head of Client Services since August 2015, joining the Company in connection with the acquisition of Frankly Media. Ms. Hatter served as the Head of Client Services of Gannaway Web Holdings, LLC d/b/a Worldnow from 2000 to 2015. Prior to Worldnow, Ms. Hatter was the Affiliate Operations Manager at UGO Networks (Underground Online) and an Affiliate Relations Manager at the NBC Television Network from 1993-1998. Ms. Hatter graduated from Ithaca College with a B.S. in Communication with a concentration in TV/Radio Production We believe Ms. Hatter’s deep technology and media background make her well qualified to serve as our Chief Operating Officer.

Michael Munoz has served as our Chief Financial Officer since April 12, 2018. Previously, Mr. Munoz served as our Controller since January 2016 and Assistant Controller since September 2015. From October 2008 to September 2015, Mr. Munoz was with Grant Thornton LLP, where he was an Audit Manager. Mr. Munoz attended Long Island University, where he received a Masters of Science in Accounting and Bachelor of Science in Business Administration. Mr. Munoz is also an active Certified Public Account. We believe Mr. Munoz’s accounting background and experience with SEC related matters makes him well qualified to serve as our Chief Financial Officer.

Omar Karim has served as our Chief Product and Technology Officer since April 12, 2018. Previously, Mr. Karim served as our Head of Engineering since October 2015. Mr. Karim served as the Chief Technology Officer of Gannaway Web Holdings, LLC d/b/a Worldnow from May of 1999 through August of 2005 and served as Worldnow’s Chief Technology Advisor from September 2005 through December of 2011. In March 2008, Mr. Karim founded Mobdub LLC (“Mobdub”), a company that created mobile applications but currently functions only as an intellectual property holding company. Mr. Karim has served as the Chief Executive Officer of Mobdub since its formation. Mr. Karim devotes 100% of his business time to the affairs of our Company as he performs his duties at Mobdub outside of the Company’s work hours. Mr. Karim attended Hampshire College, where he received a Bachelor of Arts in Computer Science and Political Philosophy. We believe Mr. Karim’s deep technology background makes him well qualified to serve as our Chief Product and Technology Officer.

Jason Simpson has served as our Chief Revenue Officer since April 12, 2018. Previously, Mr. Simpson served as our Head of Business Development and Partnerships since April 1, 2016 and as our Vice President, Client Services and Strategic Account Management since September 28, 2015. From March to September 2015, Mr. Simpson served as a Senior Enterprise Account Executive, Primetime at Adobe. While at Adobe, Mr. Simpson was responsible for evangelizing the use of Adobe’s Primetime video and monetization platform at market-leading media companies such as AT&T U-Verse, DIRECTV, Cablevision, Scripps, and TEGNA. Prior to joining Adobe, Mr. Simpson consulted for a number of media and technology companies, including UUX, an OTT video technology company with customers across Latin America and Europe. From March 2010 to October 2013, Mr. Simpson worked at KIT Digital, later rebranded as Piksel, a market-leading video management and services company. While at Piksel, Mr. Simpson served in various executive management roles including Senior Vice President of Business Development – Americas and Senior Vice President, Global Strategic Accounts. Prior to Piksel, Mr. Simpson served as Executive Vice President of Business Development at Multicast Media Technologies, a position that he held since 2004. Multicast, acquired by KIT digital in March 2010, was a leading provider of cloud-based online video solutions. Prior to Multicast, Jason held management positions at Enterpulse (acquired by Idasoft), Premier HR Solutions (acquired by HCL Axon), and Accenture. We believe Mr. Simpson’s deep technology and media background make him well qualified to serve as our Chief Revenue Officer.

Non-Employee Directors

Choong Sik (Samuel) Hyun has served as a director on our Board since April 2016. Mr. Hyun joined SK Group, South Korea’s third-largest conglomerate in 1998 and held increasingly senior positions, culminating in his service as Manager of SK Networks from January 1998 to May 2012, as Project Leader of M&A office for SK Planet Co., Ltd., an Internet services and e-Commerce company (“SK Planet”) from June 2012 to December 2012, and currently as Head of Global Planning Team of SK Planet Co., Ltd. since January 2013. Mr. Hyun has been involved in several M&A deals and strategic partnerships with globally-renowned players like Shopkick, a leading Silicon Valley-based mobile commerce and shopping service, Suning Commerce Group, one of the largest retailers in China, and Megabox, a top-tier multiplex cinema company in Korea. Mr. Hyun holds a Master of Education in Pedagogy and Bachelor of Science from Seoul National University, South Korea and a MBA degree from China Europe International Business School. Mr. Hyun has over 20 years in strategic long/short term planning, mergers & acquisitions, strategic consulting and securities trading which enables him to contribute important skills to our Board.

Steven Zenz has served as a director on our Board since October 3, 2016. Mr. Zenz has served as a consultant since January 2011, advising companies on matters including merger and acquisition transactions and SEC offerings and filings. From 1976 until 2010, he was with KPMG LLP, where he was a partner for 22 years. At KPMG, he served in various leadership capacities, including partner in charge of the audit group and partner in charge of the firm’s SEC and technical accounting practices for KPMG’s Minneapolis office. He also served as the lead audit partner for publicly held companies. Mr. Zenz has been a member of the board of directors of Insignia Systems, Inc. (NASDAQ: ISIG), a provider of point of sale in-store signage and promotional advertising media for consumer packaged goods companies and retailers since October 2013, and serves as the audit committee chair and is a member of the compensation committee. He has served as a director and audit committee chair of Redbrick Health, a venture-backed private health technology company since June 2015. Mr. Zenz also serves on the board of trustees and audit committee of the William Blair Mutual Funds. He holds a Bachelor of Science degree in accounting and a Masters of Business Taxation from the University of Minnesota. We believe Mr. Zenz’s extensive experience in advising public companies, including on SEC offerings and filings, makes him well qualified to serve as a member of our Board.

Tom Rogers is the Chairman of our Board and has served as a director on our Board since October 3, 2016. Mr. Rogers has served since June 2016 and is currently still serving as Executive Chairman of WinView, Inc., a company that operates at the intersection of TV sports, social media, gaming and mobility, and with 28 patents, is the leading player in the application of games in which viewers can engage while simultaneously watching live TV sports. Mr. Rogers also has served since June 2003 and is currently still serving as Chairman and Chief Executive Officer of TRget Media, LLC, a media investment and operations advisory firm. From May 1981 to December 1986, Mr. Rogers served as Senior Counsel to the U.S. House of Representatives Telecommunications, Consumer Protection and Finance Subcommittee, where he was responsible for drafting a number of communications laws, including the Cable Act of 1984, which established a federal framework to replace a patchwork of local regulatory burdens. Thereafter, Mr. Rogers served as President of NBC Cable from August 1988 to October 1999 and served as Executive Vice President of The National Broadcasting Company (“NBC”) as well as NBC’s Chief Strategist from September 1992 to October 1999. At NBC, Mr. Rogers oversaw the creation of CNBC, the NBC/Microsoft cable channel and Internet joint venture, MSNBC. In addition, he served as Co-Chairman of the Arts and Entertainment and History Channels, and was responsible for overseeing many other cable channels, including Court TV, Bravo, American Movie Classics, Independent Film Channel, the National Geographic Channel, and numerous regional sports channels. From November 1999 to April 2003, Mr. Rogers served as Chairman and CEO of Primedia (NYSE: PRM) which at the time was the leading targeted media company in the US, where he oversaw such diverse properties as New York Magazine, Motor Trend, Seventeen, and Cable World. Mr. Rogers drove the digital development and online presence of scores of the company’s print properties. From July 2005 and September 2016, when the company was sold, Mr. Rogers served as President and CEO and then as Chairman of TiVo, Inc. (“TiVo”). Under Mr. Roger’s leadership, TiVo emerged as the leader in providing cable operators worldwide with an advanced television user experience while also providing consumers the only retail cable set top box and the media industry with an array of unique audience research data solutions. Mr. Rogers has also served as Chairman of the Board of Teleglobe (NASDAQ: TLGB), a leading international telecommunications, voice-over-internet, and mobile telephony provider from 2004 to 2006. He was also Chairman of the Board and a board member of Supermedia (NASDAQ: SPMD), the print and digital yellow pages spin off of Verizon. Mr. Rogers also served on the board of Dex Media (NASDAQ: DXM), a print and digital marketing company and successor company to Supermedia. Mr. Rogers holds a Bachelor of Arts from Wesleyan University and a J.D. from Columbia Law School. He has also been inducted into the Broadcasting Hall of Fame, as well as the Cable Hall of Fame. We believe Mr. Rogers’ deep background and extensive experience in the media industry make him well qualified to serve as a member of our Board.

Audit Committee

The Audit Committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The role of the Audit Committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the company’s independent auditor, including the independent auditor’s independence and the Company’s compliance with legal and regulatory requirements.

Our board of directors has adopted an audit committee charter. The audit committee charter defines its primary duties to include the following oversight responsibilities with respect to the following principal areas:

●	the Company’s external audit function, including the qualifications, independence, appointment and oversight of the work of the external auditors;

●	the Company’s accounting and financial reporting requirements;

●	the Company’s reporting of financial information to the public;

●	the Company’s compliance with law and regulatory requirements;

●	the Company’s risks and risk management policies; and

●	the Company’s system of internal controls and management information systems.

The current members of the Audit Committee are: Steven Zenz (Chairperson), Choong Sik (Samuel) Hyun and Tom Rogers. Mr. Zenz satisfies the requirements for being designated an audit committee financial expert as defined in SEC regulations because of his financial and accounting expertise. The Audit Committee met 4 times during the fiscal year ended December 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires that our directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. In addition to our directors and executive officers listed above, Steve Chung, our former Chief Executive Officer, Joseph Fiveash, III, our former director, Raycom Media, Inc. and SKP America, LLC, both 10% beneficial owners of our stock, made Section 16(a) filings during the fiscal year ended December 31, 2017. Directors and executive officers are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, Choong Sik (Samuel) Hyun, Tom Rogers and Steven Zenz made a late Section 16(a) filing one time each and all other Section 16(a) filing requirements were met for 2017.

Code of Business Conduct and Ethics and Insider Trading Policy

In January 2017, our board of directors adopted a Code of Ethical Conduct Policy and in January 2017 our board of directors adopted a revised Disclosure, Securities Trading and Confidentiality Policy.

Item 11. Executive Compensation.

As of the date of this Form 10-K/A, the Company had five executive officers. See Item 10 above for biographical information of our executive officers.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)(1)		Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)(2)	Total compensation ($)
Steve Chung	2017	360,000		-	61,372	(3)	63,286	(4)	-	-	6,544	491,202
Chief Executive Officer and a Director of the Company	2016	310,000	(5)	-	73,153	(6)	145,618	(7)	-	-	8,024	536,795

Louis Schwartz	2017	360,000		-	33,140	(8)	34,173	(9)	-	-	18,669	445,982
Chief Operating Officer & Chief Financial Officer	2016	251,040	(10)	-	159,415	(11)	72,809	(12)	-	-	-	483,264

Omar Karim	2017	245,833		-	11,508	(13)	11,865	(14)	-	-	527	269,733
Head of Engineering	2016	215,000	(15)	-	14,593	(16)	6,656	(17)	-	-	434	236,683

Melissa Hatter	2017	275,000		25,000	12,655	(18)	13,054	(19)	-	-	-	325,709
Head of Client Services	2016	265,000	(20)	-	14,593	(21)	6,656	(22)	-	-	-	286,249

(1) The weighted average fair value price per option was estimated using the Black-Scholes option pricing model.

(2) Based on medical insurance and other insurance benefits.

(3) The fair value of 11,765 RSUs was estimated based on a closing price of the common shares of CDN$7.00 (or $5.22 based on the exchange rate at March 3, 2017) on March 3, 2017, the date of issuance.

(4) Based on fair value on the date of grant. Includes options to purchase 20,284 common shares which are exercisable within 10 years after March 3, 2017.

(5) Pursuant to an Amendment of Employment Agreement dated August 15, 2016, Mr. Chung’s annual base salary was temporarily adjusted to an annual rate of $226,667 for the period from August 16, 2016 to December 31, 2016. His annual base salary returned to the $360,000 annual rate in January, 2017.

(6) The fair value of 11,323 RSUs was estimated based on a closing price of the common shares of CDN$8.33 (or $6.46 based on the exchange rate at September 8, 2016) on September 8, 2016, the date of issuance.

(7) Based on fair value on the date of grant. Includes options to purchase 41,176 common shares which are exercisable within 10 years after February 10, 2016. Such options were replaced with options to purchase 24,221 common shares at March 3, 2017.

(8) The fair value of 6,353 RSUs was estimated based on a closing price of the common shares of CDN$7.00 (or $5.22 based on the exchange rate at March 3, 2017) on March 3, 2017, the date of issuance.

(9) Based on fair value on the date of grant. Includes options to purchase 10,953 common shares which are exercisable within 10 years after March 3, 2017.

(10) Pursuant to a Management Services Agreement dated April 1, 2015, as amended on August 1, 2015 (the “Management Services Agreement”) between Gannaway Web Holdings, LLC (d/b/a Worldnow and now Frankly Media) and Schwartz & Associates for which Mr. Schwartz is managing partner, Schwartz & Associates was due the annual rate of $360,000 for 2016. At August 15, 2016, pursuant to an Amendment of Management Services Agreement, the fee was temporarily adjusted to an annual rate of $33,120 for the period from August 16, 2016 to December 31, 2016. The annual compensation rate returned to the $360,000 in January, 2017.

(11) The fair value of 24,677 RSUs was estimated based on a closing price of the common shares of CDN$8.33 (or $6.46 based on the exchange rate at September 8, 2016) on September 8, 2016, the date of issuance.

(12) Based on fair value on the date of grant. Includes options to purchase 20,588 common shares which are exercisable within 10 years after February 10, 2016. Such options were replaced with options to purchase 12,110 common shares at March 3, 2017.

(13) The fair value of 2,206 RSUs was estimated based on a closing price of the common shares of CDN$7.00 (or $5.22 based on the exchange rate at March 3, 2017) on March 3, 2017, the date of issuance.

(14) Based on fair value on the date of grant. Includes options to purchase 3,803 common shares which are exercisable within 10 years after March 3, 2017.

(15) Pursuant to an Amendment of Employment Agreement dated August 15, 2016, Mr. Karim’s annual base salary was temporarily adjusted to an annual rate of $198,333 for the period from August 16, 2016 to December 31, 2016. His annual base salary returned to the $225,000 annual rate in January, 2017.

(16) The fair value of 2,264 RSUs was estimated based on a closing price of the common shares of CDN$8.33 (or $6.46 based on the exchange rate at September 8, 2016) on September 8, 2016, the date of issuance.

(17) Based on fair value on the date of grant. Includes options to purchase 1,882 common shares which are exercisable within 10 years after February 10, 2016. Such options were replaced with options to purchase 1,107 common shares at March 3, 2017.

(18) The fair value of 2,426 RSUs was estimated based on a closing price of the common shares of CDN$7.00 (or $5.22 based on the exchange rate at March 3, 2017) on March 3, 2017, the date of issuance.

(19) Based on fair value on the date of grant. Includes options to purchase 4,184 common shares which are exercisable within 10 years after March 3, 2017.

(20) Pursuant to an Amendment of Employment Agreement dated August 15, 2016, Ms. Hatter’s annual base salary was temporarily adjusted to an annual rate of $248,333 for the period from August 16, 2016 to December 31, 2016. Her annual base salary returned to the $275,000 annual rate in January, 2017.

(21) The fair value of 2,264 RSUs was estimated based on a closing price of the common shares of CDN$8.33 (or $6.46 based on the exchange rate at September 8, 2016) on September 8, 2016, the date of issuance.

(22) Based on fair value on the date of grant. Includes options to purchase 1,882 common shares which are exercisable within 10 years after February 10, 2016. Such options were replaced with options to purchase 1,107 common shares at March 3, 2017.

Employment Agreements and Other Compensation

Our named executive officers do not have employment agreements with Frankly Inc. but have employment agreements in place with either Frankly Co. or Frankly Media.

Steve Chung

Mr. Chung, our Chief Executive Officer, had entered into an “at-will” employment agreement with Frankly Co. dated January 9, 2013 pursuant to which Mr. Chung received 215,980 stock options of Frankly Co. The stock options were then converted into 12,705 stock options of Frankly Inc. pursuant to a Stock Option Substitution Agreement by and between WB III and TicToc Planet, Inc. date December 23, 2014 in connection with the Qualifying Transaction. On March 23, 2015, Mr. Chung’s employment agreement was amended and restated. The employment agreement sets forth his annual salary, annual bonus, initial option grant, performance-based RSUs (“PB RSU”), and participation in the employee benefit plans. Mr. Chung’s employment agreement originally had a termination date of February 1, 2017 but was extended pursuant to an amendment dated February 1, 2017 and changed to an at-will agreement terminable by either the Company or Mr. Chung upon 30 days prior written notice. Mr. Chung was granted an initial stock option award (“Option”) to purchase 36,423 common shares of Frankly Inc., at a price per share of not less than the fair market value of the shares on the date of grant. The Option will be subject to Frankly Inc.’s Equity Plan and will vest over a four year period commencing on February 1, 2015 and is contingent on his employment at the time of vesting with Frankly Co. The Option will immediately fully vest upon termination of his employment in the event of a change of control of Frankly Inc. or Frankly Co. Subject to the approval of board of directors of both Frankly Inc. and Frankly Co. and the shareholders of Frankly Inc., Mr. Chung was eligible to receive 14,569 PB RSU under the Equity Plan, which were issued to him in April 2015 but were cancelled in February 2016. Mr. Chung had been granted the RSUs prior to the Worldnow acquisition to incentivize his performance in creating and growing the mobile chat application business. After the Worldnow acquisition, the focus of our business shifted to providing online CMS and advertising services for media companies. In connection with this transition, we adopted a comprehensive option grant plan to incentivize our workforce. Mr. Chung’s RSUs were cancelled and he was granted options to align his incentives with the new business initiative. Upon termination of Mr. Chung’s employment for any reason, Frankly Co. will pay Mr. Chung any base salary actually earned but not paid for any period prior to the termination date and any approved but unreimbursed expenses.

On August 15, 2016, Mr. Chung’s employment agreement was amended to (i) decrease Mr. Chung’s salary from an annual rate of $360,000 to an annual rate of $226,667 for the period commencing August 16, 2016 and ending December 31, 2016, and (ii) return Mr. Chung’s annual salary rate to $360,000 commencing January 1, 2017.

On March 2, 2017, the Board of Directors approved a cash bonus payable to Mr. Chung in the amount of $35,000 upon successful listing of the common shares on NASDAQ in 2017.

On November 3, 2017, the Company entered into a new employment agreement with Mr. Chung. The terms of the agreement included the following: (i) the term of Mr. Chung’s employment will be two (2) years, beginning on November 3, 2017 and ending on the second anniversary of November 3, 2017, (ii) Base salary of $360,000 per year, increasing to $400,000 per year upon the completion of a sale, merger, or third-party investment in Frankly Inc. in excess of $5 million, (iii) commencing on January 1, 2018, Mr. Chung will be entitled to participate in the Company’s Annual Performance Bonus plan. Mr. Chung may earn a Performance Bonus with a target of 50% of base salary to a maximum of 100% of base salary, with performance measures to be established by the Company’s Board of Directors, (iv) Mr. Chung will be entitled to participate in the Company’s 2017 Employee Retention Program. The CEO Target is from 54% of base salary to a maximum of 100% of base salary. The Employee Retention Plan (ERP) will be evaluated based on 3 performance categories, including completion of a strategic investment or acquisition, business performance and Mr. Chung remaining with the company through the completion of the strategic review process. Mr. Chung will receive the ERP award in Frankly Inc. RSUs valued at CDN$2.52 each or cash, at the Company’s discretion.

Mr. Chung resigned as our Chief Executive Officer and director on April 12, 2018. He will continue to serve as an advisor to the Company and the Board of Directors through May 2018.

Louis Schwartz

On April 1, 2015, Gannaway Web Holdings, LLC (now Frankly Media) entered into a Management Services Agreement (the “Management Services Agreement”) with Schwartz and Associates, PC (“Schwartz & Associates”), a Georgia professional corporation for which Mr. Schwartz, our Chief Financial Officer and Chief Operating Officer is the managing partner. Pursuant to the Management Services Agreement, Gannaway Web Holdings, LLC engaged Schwartz & Associates to provide management services and Mr. Schwartz was appointed Chief Strategy Officer of Gannaway Web Holdings, LLC. Under the Management Services Agreement, Schwartz & Associates received for their services a base compensation of $12,500 per month, paid semi-monthly. Mr. Schwartz was also entitled to participate in any employee benefit programs, plans and practices on the same terms as other salaried employees on a basis consistent with other senior executives. Upon termination for any reason, we were to pay Mr. Schwartz all accrued and unpaid fees through the terminated date. Upon termination without cause or resignation for good reason, Mr. Schwartz was also entitled to a separation fee equal to the balance of the months remaining under the term of the agreement. On August 1, 2015, the Management Services Agreement was amended to extend the term of the agreement to December 31, 2015. On December 31, 2015, the Management Services Agreement expired and was verbally renewed on an at-will basis. The Management Services Agreement will terminate upon the execution of a new employment agreement which we intend to enter into with Mr. Schwartz shortly after the closing of our U.S. initial public offering.

On August 15, 2016, we entered into an Amendment to the Management Agreement, whereby for the period commencing on August 16, 2016 and ending on December 31, 2016, the fees payable to Schwartz & Associates was reduced from the annual rate of $360,000 to an annual rate of $33,120. Commencing January 1, 2017, the fees returned to an annual rate of $360,000. The reduction in fees will not be factored into the calculation of any bonus eligible under the Management Agreement.

On November 3, 2017, the Company entered into an employment agreement with Mr. Schwartz. The terms of the agreement included the following: (i) the term of Mr. Schwartz’s employment will be two (2) years, beginning on November 3, 2017 and ending on the second anniversary of November 3, 2017, (ii) Base salary of $360,000 per year, (iii) commencing on January 1, 2018, Mr. Schwartz will be entitled to participate in the Company’s Annual Performance Bonus plan. Mr. Schwartz may earn a Performance Bonus with a target of 50% of base salary to a maximum of 100% of base salary, with performance measures to be established by the Company’s Board of Directors, (iv) Mr. Schwartz will be entitled to participate in the Company’s 2017 Employee Retention Program. The CFO Target is from 54% of base salary to a maximum of 100% of base salary. The Employee Retention Plan (ERP) will be evaluated based on 3 performance categories, including completion of a strategic investment or acquisition, business performance and Mr. Schwartz remaining with the company through the completion of the strategic review process. Mr. Schwartz will receive the ERP award in Frankly Inc. RSUs valued at CDN$2.52 each or cash, at the Company’s discretion.

Mr. Schwartz was appointed as our Chief Executive Officer and director on April 12, 2018, succeeding Steve Chung.

Omar Karim

Mr. Karim, our Head of Engineering, had entered into an “at-will” employment agreement with Gannaway Web Holdings, LLC d/b/a WorldNow (now Frankly Media) dated October 14, 2015, pursuant to which Mr. Karim received 10,599 RSUs of Frankly Inc. The employment agreement sets forth his annual salary, annual bonus, initial option grant, and participation in the employee benefit plans. On August 15, 2016, Mr. Karim’s employment agreement was amended to (i) decrease Mr. Karim’s salary from an annual rate of $225,000 to an annual rate of $198,333 for the period commencing August 16, 2016 and ending December 31, 2016, and (ii) return Mr. Karim’s annual salary rate to $225,000 commencing January 1, 2017. On March 30, 2017, Mr. Karim’s employment agreement was amended to increase his annual salary rate to $250,000 commencing March 1, 2017.

Mr. Karim was appointed as our Chief Product and Technology Officer on April 12, 2018.

Melissa Hatter

Ms. Hatter, our Head of Client Services, entered into an employment agreement with Gannaway Web Holdings, LLC d/b/a WorldNow (now Frankly Media) dated July 1, 2013. The term of Ms. Hatter’s employment was for a period of 3 years commencing July 1, 2013 and ending on June 30, 2016. Ms. Hatter’s base salary for 2016 was $275,000. In addition to base salary, Ms. Hatter’s employment agreement includes a minimum annual bonus of $25,000 based on her successful attainment of goals for her department. On June 9, 2015, Ms. Hatter’s employment agreement was amended to extend the term of the agreement to December 31, 2017. On August 15, 2016, Ms. Hatter’s employment agreement was amended to (i) extend the term of the agreement to June 30, 2018, (ii) decrease Ms. Hatter’s salary from an annual rate of $275,000 to an annual rate of $248,333 for the period commencing August 16, 2016 and ending December 31, 2016, and (iii) return Ms. Hatter’s annual salary rate to $275,000 commencing January 1, 2017.

Ms. Hatter was appointed as our Chief Operating Officer on April 12, 2018.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table sets forth, for each of the named executive officers, information with respect to unexercised options and stock awards as of the Company’s fiscal year ended December 31, 2017:

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steve Chung	39,270	(1)	N/A	39,361	(2)	7,622 at $7.65	7,622 on August 7, 2023	N/A	N/A	15,539	(3)	42,577	(4)
			N/A			5,081 at $7.65	5,081 on August 7, 2023	N/A	N/A
			N/A			4,074 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	4,074 on January 29, 2025	N/A	N/A
			N/A			9,877 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	9,877 on January 29, 2025	N/A	N/A
			N/A			7,472 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	7,472 on April 1, 2025	N/A	N/A
			N/A			24,221 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	24,221 on February 10, 2026	N/A	N/A
			N/A			20,284 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	20,284 on March 3, 2027	N/A	N/A
Lou Schwartz	8,531	(5)	N/A	19,643	(6)	5,111 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	5,111 on October 16, 2025	N/A	N/A	14,579	(7)	39,946	(4)
			N/A			12,110 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	12,110 on February 10, 2026	N/A	N/A
			N/A			10,593 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	10,593 on March 3, 2027	N/A	N/A
Omar Karim	507	(8)	N/A	4,403	(9)	1,107 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	1,107 on February 10, 2026	N/A	N/A	8,260	(10)	22,632	(4)
			N/A			3,803 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	3,803 on March 3, 2027	N/A	N/A
Melissa Hatter	507	(11)	N/A	4,784	(12)	1,107 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	1,107 on February 10, 2026	N/A	N/A	3,181	(13)	8,716	(4)
			N/A			4,184 at CDN$7.10 (or $5.29 based on the exchange rate at March 3, 2017)	4,184 on March 3, 2027	N/A	N/A

(1)	Mr. Chung received options to purchase 12,703 common shares on August 7, 2013, options to purchase 23,718 common shares on January 29, 2015 (replaced with options to purchase 13,951 common shares at March 3, 2017), options to purchase 12,704 common shares on April 1, 2015 (replaced with options to purchase 7,472 common shares at March 3, 2017), and options to purchase 41,176 common shares on February 10, 2016 (replaced with options to purchase 24,221 common shares at March 3, 2017).

(2)	Includes options to purchase 23,718 common shares granted on January 29, 2015 (replaced with options to purchase 13,951 common shares at March 3, 2017), options to purchase 12,704 common shares granted on April 1, 2015 (replaced with options to purchase 7,472 common shares at March 3, 2017), options to purchase 41,176 common shares granted on February 10, 2016 (replaced with options to purchase 24,221 common shares at March 3, 2017), and options to purchase 20,284 common shares granted on March 3, 2017.

(3)	Mr. Chung was granted 11,323 RSUs on September 8, 2016 and 11,765 RSUs on March 3, 2017. The 14,569 RSUs that were awarded on April 1, 2015 were cancelled on February 3, 2016.

(4)	Based on the last trading price of the common shares on the TSX-V which as of December 31, 2017 was CDN$3.44 per common share (or $2.74). For consistency purposes, the value of the awards are converted from Canadian dollars to U.S. dollars as of the December 31, 2017 Bank of Canada exchange rate at $1 for each CDN$1.2545.

(5)	Schwartz & Associates for which Mr. Schwartz is managing partner received options to purchase 8,690 common shares on October 16, 2015 (replaced with options to purchase 5,111 common shares at March 3, 2017), and options to purchase 20,588 common shares on February 10, 2016 (replaced with options to purchase 12,110 common shares at March 3, 2017).

(6)	Includes options to purchase 8,690 common shares granted on October 16, 2015 (replaced with options to purchase 5,111 common shares at March 3, 2017), options to purchase 20,588 common shares granted on February 10, 2016 (replaced with options to purchase 12,110 common shares at March 3, 2017), and options to purchase 10,953 common shares granted on March 3, 2017.

(7)	Schwartz & Associates for which Mr. Schwartz is managing partner was granted 24,677 RSUs on September 8, 2016. Mr. Schwartz was granted 6,353 RSUs on March 3, 2017.

(8)	Mr. Karim received options to purchase 1,882 common shares on February 10, 2016 (replaced with options to purchase 1,107 common shares at March 3, 2017).

(9)	Includes options to purchase 3,803 common shares granted on March 3, 2017.

(10)	Mr. Karim was granted 10,598 RSUs on November 9, 2015, 2,264 RSUs on September 8, 2016, and 2,206 RSUs on March 3, 2017.

(11)	Ms. Hatter received options to purchase 1,882 common shares on February 10, 2016 (replaced with options to purchase 1,107 common shares at March 3, 2017).

(12)	Includes options to purchase 4,184 common shares granted on March 3, 2017.

(13)	Ms. Hatter was granted 2,264 RSUs on September 8, 2016, and 2,426 RSUs on March 3, 2017.

Equity Compensation Plan Information

Equity Incentive Plan

On April 1, 2015, we adopted an amended and restated equity incentive plan, which amends and restates the equity incentive plan, which was previously established as of December 23, 2014. On January 22, 2016, we and our Board amended the plan to fix the number of shares reserved for issuance of both stock options and RSUs at 336,183. On October 20, 2017, we and our Board amended the plan (as so amended and restated, the “Equity Plan”), effective as of October 1, 2017, by replacing the compensation plan limit with a fixed total limit of 435,000 common shares that may be granted under option and RSU awards. On March 3, 2017, we cancelled all outstanding options granted under the Original Equity Plan with an exercise price of CDN$17.00 or greater and issued one new option for each 1.7 canceled options.

Our Equity Plan allows our officers, employees, directors and consultants to acquire proprietary interests in the Company. The Equity Plan is administered by our Board and permits the grant of options to acquire our common shares and RSUs that may be exchanged for our common shares. Upon vesting, the options are exercisable and the RSUs are convertible into common shares on a 1:1 basis.

Options. Options may be exercised over periods of up to 10 years as determined by the Board and the exercise price shall not be less than the fair market value of the shares on the effective date of the option grant. Option awards generally vest over four years with one year cliff vesting. The aggregate number of awards granted to any one Participant (and any companies owned by that Participant) in a twelve month period must not exceed 5% of the issued and outstanding common shares and Restricted Shares, calculated on the date upon which an award is granted to any such Participant. The aggregate number of awards granted to any one consultant in a twelve month period must not exceed 2% of the issued and outstanding common shares and Restricted Shares, calculated at the date an award is granted to the consultant. The aggregate number of awards granted to all Participants retained to provide investor relations activities must not exceed 2% of the issued and outstanding common shares and Restricted Shares in any twelve month period, calculated at the date an award is granted to any such Participant. Awards issued to Participants retained to provide investor relations activities shall vest in stages over a period of not less than twelve months with no more than 25% of the awards vesting in any three month period.

All awards awarded are covered by a stock option agreement and vest in accordance with the vesting schedule set forth in such stock option agreement. The Board may choose to accelerate the vesting schedule upon a change of control. The exercise price for Options granted under our Equity Plan shall not be less than the fair market value of the shares on the effective date of the option grant; provided, however, that no Option granted to a Participant holding 10% or more of the common shares shall have an exercise price per common share that is less than one hundred ten percent (110%) of the fair market value of a common share on the effective date of grant of the Option. The term of each Option shall be fixed by the Board, but no Option shall be exercisable more than ten years after the date the Option is granted. In the case of an Option that is granted to a Participant who, on the grant date, owns 10% of the voting power of common shares, the term of such Option shall be no more than five years from the date of grant.

All Options are non-assignable and non-transferable. The Equity Plan provides that, during the lifetime of a Participant, an Option shall be exercisable only by a Participant or a Participant’s guardian or legal representative. An Option shall not be subject in any manner to anticipation, alienation, sale, exchange, transfer, assignment, pledge, encumbrance, or garnishment by creditors of a Participant or a Participant’s beneficiary, except transfer by will or by the laws of descent and distribution.

Options will be evidenced by certificates that set forth the terms, conditions and limitations for each Option which may include, without limitation, the term and the provisions applicable in the event employment or service terminates.

Restricted Stock Units. RSUs may be granted upon such terms and conditions as the Board shall determine. RSUs shall be evidenced by award agreements (“RSU Award Agreements”) in such form as the Board shall from time to time establish. RSU Award Agreements will specify the number of RSUs awarded (“RSU Award”) and will provide for the adjustment of such number in accordance with the Equity Plan. The purchase price, if any, for common shares issuable under each RSU Award shall be established by the Board. No monetary payment shall necessarily be required as a condition of receiving an RSU Award, except as may be required by applicable law or the requirements of any applicable stock exchange. Common shares issued pursuant to any RSU may (but need not) be made subject to vesting conditions based upon the satisfaction of such requirements, conditions, restrictions, time periods or performance goals, as shall be established by the Board. Until the RSU Awards are settled and the common shares issuable thereunder are delivered, no Shareholder rights shall exist with respect to the RSU. Rights to acquire common shares pursuant to an RSU Award shall not be subject in any manner to creditors of the Participant or the Participant’s beneficiary, except as transferred by will or the laws of descent and distribution. All rights with respect to an RSU Award shall be exercisable during the lifetime of the Participant. Each RSU Award Agreement shall specify the consequences of a Participant ceasing to be a service provider, employee or Director of the Company prior to the settlement of an RSU Award.

The Equity Plan contains customary provisions to adjust the grants of RSUs and other awards in the event of any corporate transaction or event such as a stock dividend, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, spin-off, combination or other similar corporate transaction or event affecting the common shares, or other interests subject to the awards under the Equity Plan. In the event of a Change of Control (as defined in the Equity Plan) of the Company, the Board may, in its discretion, take any of the following actions, either singly or in combination: (i) fully vest and/or accelerate the restriction period of any awards; (ii) require that the award be assumed by any successor corporation or that awards for shares of other interests in the company or any other entity be substituted for such award; or (iii) cash-out outstanding awards.

Future Amendments. The Board may amend, suspend or terminate the Equity Plan at any time. However, without disinterested shareholder approval there shall be: (a) no increase in the maximum aggregate number of common shares that may be issued under the Equity Plan except as for the adjustments for changes in capital structure provided for in the Equity Plan; (b) no change in the class of persons eligible to receive Options; and (c) no other amendment that would require approval of the Shareholders under any applicable law, regulation or rule, including the rules of any stock exchange or market system upon which the common shares may then be listed.

No amendment, suspension or termination of the Equity Plan shall affect any then outstanding Award unless expressly provided by the Board. The Board may, in its sole and absolute discretion, amend the Equity Plan or any Award agreement with a Participant to take effect retroactively or otherwise, as it deems necessary or advisable for the purpose of conforming the Equity Plan or such Award Agreement to any present or future law, regulation or rule applicable to the Equity Plan.

Director Compensation

The following table summarizes the compensation paid to directors, other than directors who are also named executive officers and whose compensation as directors is reflected in the Summary Compensation Table in Item 11 above of this Form 10-K/A, for the fiscal year ended December 31, 2017.

Name	Fees earned ($)	Share- Based Awards ($)		Option- Based awards ($)	Non-equity incentive plan compensation ($)	Pension Value ($)	All other compensation ($)	Total ($)
Tom Rogers	-	185,918	(1)	-	-	-	-	185,918
Steve Zenz	-	152,083	(2)	-	-	-	-	152,083
Choong Sik (Samuel) Hyun	-	89,530	(3)	-	-	-	-	89,530

(1) Under the terms of his appointments, Mr. Rogers was awarded 8,823 RSUs at March 13, 2017. The 8,823 RSUs vested in one-third amounts on June 30, 2017, September 30, 2017 and December 31, 2017. In addition, Mr. Rogers was awarded 60,025 RSUs at November 3, 2017. The RSUs (excluding the 7,246 Strategic Process Committee RSUs) shall become vested pro-rata on the following schedule: (a) one-quarter (13,195 RSUs) on December 31, 2017, (b) one-quarter (13,195 RSUs) on March 31, 2018, (c) one-quarter (13,195 RSUs) on June 30, 2018, and (d) one-quarter (13,194 RSUs) on September 30, 2018. The 7,246 Strategic Process Committee RSUs shall become vested on the earlier of: (a) March 31, 2018, or (b) the conclusion of the Company’s Strategic Process, which shall be the date that the Company’s Board dissolves the Strategic Process Committee. Total fair value was determined as follows: (a) fair value of 8,823 RSUs which was based on the closing price of common shares on the date of issuance of March 13, 2017 of CDN$6.98 (or $5.19 based on the exchange rate at March 13, 2017), and (b) fair value of 60,025 RSUs which was based on the closing price of common shares on the date of issuance of November 3, 2017 of CDN$2.98 (or $2.33 based on the exchange rate at November 3, 2017).

(2) Under the terms of his appointments, Mr. Zenz was awarded 8,823 RSUs at March 13, 2017. The 8,823 RSUs vested in one-third amounts on June 30, 2017, September 30, 2017 and December 31, 2017. In addition, Mr. Zenz was awarded 45,533 RSUs at November 3, 2017. The RSUs (excluding the 7,246 Strategic Process Committee RSUs) shall become vested pro-rata on the following schedule: (a) one-quarter (9,572 RSUs) on December 31, 2017, (b) one-quarter (9,572 RSUs) on March 31, 2018, (c) one-quarter (9,572 RSUs) on June 30, 2018, and (d) one-quarter (9,571 RSUs) on September 30, 2018. The 7,246 Strategic Process Committee RSUs shall become vested on the earlier of: (a) March 31, 2018, or (b) the conclusion of the Company’s Strategic Process, which shall be the date that the Company’s Board dissolves the Strategic Process Committee. Total fair value was determined as follows: (a) fair value of 8,823 RSUs which was based on the closing price of common shares on the date of issuance of March 13, 2017 of CDN$6.98 (or $5.19 based on the exchange rate at March 13, 2017), and (b) fair value of 45,533 RSUs which was based on the closing price of common shares on the date of issuance of November 3, 2017 of CDN$2.98 (or $2.33 based on the exchange rate at November 3, 2017).

(3) Under the terms of his appointments, Mr. Hyun was awarded 1,764 RSUs at August 7, 2017. The 1,764 RSUs were vested in full on December 31, 2017. In addition, Mr. Hyun was awarded 35,819 RSUs at November 3, 2017. The RSUs shall become vested pro-rata on the following schedule: (a) one-quarter (8,955 RSUs) on December 31, 2017, (b) one-quarter (8,955 RSUs) on March 31, 2018, (c) one-quarter (8,955 RSUs) on June 30, 2018, and (d) one-quarter (8,954 RSUs) on September 30, 2018. Total fair value was determined as follows: (a) fair value of 1,764 RSUs which was based on the closing price of common shares on the date of issuance of August 7, 2017 of CDN$4.23 (or $3.35 based on the exchange rate at August 7, 2017), and (b) fair value of 35,819 RSUs which was based on the closing price of common shares on the date of issuance of November 3, 2017 of CDN$2.98 (or $2.33 based on the exchange rate at November 3, 2017).

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2018, the total number of common shares owned beneficially by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our current directors and officers as a group and (iv) each person who beneficially owns 5% or more of our outstanding common shares. For purposes of calculating beneficial ownership, the applicable percentage of ownership is based upon 2,304,834 common shares outstanding as of April 30, 2018, which excludes (i) 166,362 options issued and outstanding under our Equity Plan, and (ii) 92,730 RSUs issued and outstanding under our Equity Plan. Shares issuable pursuant to options or warrants exercisable or subject to settlement under RSUs within 60 days after the date of this Form 10-K/A are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or RSUs, but are not deemed outstanding for computing the percentage of ownership for any other person. Unless otherwise indicated in the footnotes to this table, beneficial ownership of our common shares represents sole voting and investment power with respect to those shares.

Name	Number of common shares	% of common shares
Directors and Named Executive Officers:
Steve Chung (1)	66,560	2.8%
Lou Schwartz (2)	52,399	2.3%
Omar Karim (3)	10,133	*
Melissa Hatter (4)	5,027	*
Tom Rogers	44,223	1.9%
Steve Zenz	36,977	1.6%
Samuel Hyun	19,674	*
All directors and executive officers as a group (7 persons)	234,993	9.9%

5% Owners (not included above):
Raycom Media, Inc. (5)(6)	1,418,485	44.7%
SKP America, LLC (7)	545,289	23.7%
Gannaway Entertainment, Inc. (8)	177,710	7.7%

* Less than one percent.

(1)	Includes options to purchase 51,315 common shares.

(2)	Includes options to purchase 14,107 common shares.

(3)	Includes options to purchase 1,834 common shares.

(4)	Includes options to purchase 1,954 common shares.
(5)

The business address for Raycom Media, Inc. is 201 Monroe Street, RSA Tower, 20th Floor. Joseph Fiveash III, Raycom’s Senior Vice President of Digital Media and Strategy, holds the voting power and dispositive power with respect to such shares.

(6)	Includes 871,160 warrants to purchase one common share per warrant at a price per common share equal to CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016).

(7)	The business address for SKP America, LLC is 900 Middlefield Road, Redwood City, California 94063. Mr. Sang Won Kim, Head of Growth Office (Corporate Development) holds the voting power and dispositive power with respect to such shares.

(8)	The business address for Gannaway Entertainment, Inc. is 767 3rd Avenue, New York, NY 10017. Gary Gannaway, Chief Executive Officer, holds the voting power and dispositive power with respect to such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	a director, executive officer, holder of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Pursuant to our Code of Ethical Conduct, all related party transactions must be approved by vote of a majority of our disinterested and independent directors.

Raycom Transactions and Agreements

Raycom is a holder of more than 5% of our capital stock. Below are descriptions of agreements that we currently have in place with Raycom.

Website Software and Services Agreement and Local Sales Products Agreement

Frankly Media entered into a Website Software and Services Agreement with Raycom (the “Raycom Service Agreement”), dated October 1, 2011 and amended on October 1, 2014 and August 25, 2015. Pursuant to the Service Agreement, Frankly Media provides website software, platform and advertising services to Raycom. The Service Agreement expires on December 31, 2022 unless terminated earlier upon written notice. Frankly Media also entered into a local sales products agreement, dated August 1, 2015 (the “LSP Agreement”) with Raycom, pursuant to which Frankly Media provides targeted display and video advertising services. The LSP Agreement will expire on August 1, 2017. During the fiscal year of 2017, we recognized revenue of $5,270,346 under the Service Agreement and LSP Agreement.

On December 22, 2016, pursuant to an amendment (the “Advance Agreement”) Raycom pre-paid $3 million of future fees for services (the “Original Raycom Advance”) to be provided by the Company pursuant to the Raycom Services Agreement. Pursuant to the Advance Agreement, if we had completed an equity raise of at least $5 million before March 31, 2017, then we could have either (i) refunded the prepayment to Raycom within 30 days of the completion of the equity raise along with an additional $30,000 for fees in connection with the prepayment by Raycom, or (ii) applied the prepayment to services provided by us for the year ending December 31, 2017 in which case Raycom would have received a discount of $300,000 (the “Discount”) for the services to be provided by us. If we did not complete an equity raise of at least $5 million by March 31, 2017, then the prepayment would have been applied to the services to be provided for the year ending December 31, 2017 and the Discount will be applied to services to be provided by us for the year ending December 31, 2017.

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

In connection with the Advance Agreement, we recognized interest expense of $319,651 for the year ended December 31, 2017.

Unit Purchase Agreement and Worldnow Promissory Notes

On July 28, 2015, we signed an agreement (the “Unit Purchase Agreement”) to purchase the outstanding units of Gannaway Web Holdings, LLC, operating as Worldnow, pursuant to which we issued the Worldnow Promissory Notes to Gannaway Entertainment Inc. (“GEI”) and Raycom Media, Inc. (“Raycom”) in the aggregate principal amounts of $11 million and $4 million, respectively, as partial consideration for their respective membership interests in Gannaway Web Holdings, LLC. The Worldnow Promissory Notes bore simple interest at a rate of 5% per year.

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017, May 25, 2017, October 25, 2017, December 27, 2017 and March 28, 2018 (the “Credit Agreement”) with Raycom. The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to GEI and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement (the “Raycom SPA”) pursuant to which we converted $1 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing”.

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

On March 13, 2018, we received $1 million of the additional $1.5 million of credit available under the Credit Agreement, bringing the total outstanding balance under the Credit Agreement to $15.5 million. Interest expense recognized under the Credit Agreement for the year ended December 31, 2017 amounted to $2,039,804.

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

Leadership Structure and Risk Oversight

Our board of directors is currently led by its chairman, Tom Rogers. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the Company continues to grow. We separate the roles of chief executive officer and chairman of the board in recognition of the differences between the two roles. The chief executive officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the chairman of the board of directors provides guidance to the chief executive officer and presides over meetings of the full board of directors. We believe that this separation of responsibilities provides a balanced approach to managing the board of directors and overseeing the Company.

The Board is actively involved in overseeing our risk management processes. The Board focuses on our general risk management strategy and ensures that appropriate risk mitigation strategies are implemented by management. Further, operational and strategic presentations by management to the Board include consideration of the challenges and risks of our businesses, and the Board and management actively engage in discussion on these topics. In addition, each of the Board’s committees considers risk within its area of responsibility. For example, the Audit Committee provides oversight to legal and compliance matters and assesses the adequacy of our risk-related internal controls. The Compensation Committee considers risk and structures our executive compensation programs to provide incentives to reward appropriately executives for growth without undue risk taking.

Independence of Directors

The Board has determined that Messrs. Zenz, Rogers and Hyun are “independent” as defined in Rule 5605(a)(2) of the Nasdaq Stock Market Rules (the “Nasdaq Rules”). Our board currently consists of these three independent directors and Lou Schwartz, our CEO.

Board Committees

The Board has the following committees, in addition to the audit committee discussed earlier, each of which meets at scheduled times:

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Choong Sik (Samuel) Hyun (Chairperson), Steven Zenz and Tom Rogers. Our board of directors has adopted a Nominating and Corporate Governance Committee charter, which defines the nominating and corporate governance committee’s primary duties, including:

●	identifying individuals qualified to become members of our board of directors and recommending director candidates for election or re-election to our board of directors;

●	maintaining oversight of our board of directors and our governance functions and effectiveness;

●	considering and making recommendations to our board of directors regarding board size and composition, committee composition and structure and procedures affecting directors, and each director’s independence;

●	establishing standards for service on our board of directors; and

●	advising the board of directors on candidates for our executive offices, and conducting appropriate investigation of such candidates;

The Nominating and Corporate Governance Committee met once during the fiscal year ended December 31, 2017.

Compensation Committee. The Compensation Committee reviews and recommends to the full Board (i) the adequacy and form of compensation of the Board; (ii) the compensation of Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis; (iii) after obtaining the recommendation of the Chief Executive Officer, the compensation of other senior management, including Chief Financial Officer and Chief Technology Officer, upon hiring and on an annual basis; and (iv) the Company’s incentive compensation and other equity-based plans and recommends changes to such plans to our board of directors when necessary. Our board of directors has adopted a Compensation Committee charter.

The current members of the Compensation Committee are: Tom Rogers (Chairperson), Steven Zenz and Choong Sik (Samuel) Hyun. The Compensation Committee met 2 times during the fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Board of Directors has appointed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our independent registered public accounting firm for the year ending December 31, 2017.

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees for services rendered by Baker Tilly for the years ended December 31, 2017 and December 31, 2016, respectively.

Fiscal Year	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees	Total
2017	320,757	-	-	-	320,757
2016	667,207	-	-	-	667,207

Notes

(1) Audit fees consisted principally of U.S. and Canadian audits and statutory audits.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16. Form 10-K Summary.

Registrant opts out of providing a summary of this Form 10-K/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKY INC.

Date: April 30, 2018	By:	/s/ Lou Schwartz
	Name:	Lou Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

