Form 10-Q
period 2018-03-31
Frankly Inc
filed 2018-05-15
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Registrant’s telephone number, including area code: (212) 931-1200

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

As of May 15, 2018, there were 2,304,834 shares of the Company’s common shares, no par value, issued and outstanding.

FRANKLY INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frankly Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$757,673	$1,254,886
Restricted cash	634,115	634,115
Accounts receivable, net	2,214,409	3,483,347
Prepaid expenses and other current assets	489,984	535,111
Total Current Assets	4,096,181	5,907,459

Property & equipment, net	851,351	985,321
Software development costs, net	6,872,693	6,972,741
Intangible assets, net	6,543,882	6,762,216
Other assets	299,651	311,046
Total Assets	$18,663,758	$20,938,783

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$5,852,024	$5,740,788
Accrued expenses	2,224,133	1,717,030
Capital leases, current portion	-	40,449
Deferred revenue	36,103	92,279
Due to related parties	4,443,931	5,090,358
Total Current Liabilities	12,556,191	12,680,904

Non-revolving credit facility, net	13,672,478	12,155,573
Deferred rent	34,146	35,882
Other liabilities	743,234	840,973
Total Liabilities	27,006,049	25,713,332

Commitments and Contingencies (Note 10)

Shareholders’ Deficit
Common shares, no par value, unlimited shares authorized, 2,304,834 and 2,226,861 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 0 shares outstanding as of March 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	66,362,525	66,127,485
Accumulated deficit	(74,645,823)	(70,836,330)
Accumulated other comprehensive loss	(58,993)	(65,704)
Total Shareholders’ Deficit	(8,342,291)	(4,774,549)
Total Liabilities and Shareholders’ Deficit	$18,663,758	$20,938,783

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Operations and Comprehensive Loss – Unaudited

	Three Months Ended March 31,
	2018	2017

Total Revenue	$5,761,858	$6,359,154

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,725,279	2,760,414
General and administrative (excluding depreciation and amortization)	2,475,698	1,892,983
Selling and marketing	462,020	663,684
Research and development (excluding depreciation and amortization)	1,079,772	848,415
Depreciation and amortization	1,147,245	1,066,731
Transaction costs	24,673	-
Restructuring expense	460,960	-
Retention expense	588,099	-
Other expense	-	27,017
Loss from operations	(3,201,888)	(900,090)

Foreign exchange loss (gain)	10,509	(6,476)
Interest expense, net	597,096	610,205
Loss before income tax expense	(3,809,493)	(1,503,819)

Income tax expense	-	-
Net Loss	$(3,809,493)	$(1,503,819)

Other Comprehensive Net Loss
Foreign currency translation	6,711	(3,876)
Comprehensive Net Loss	$(3,802,782)	$(1,507,695)

Basic and Diluted Net Loss Per Share	$(1.70)	$(0.71)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	2,236,209	2,129,464

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Shareholders’ Equity (Deficit) – Unaudited

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2017	2,226,861	-	$66,127,485	$(70,836,330)	$(65,704)	$(4,774,549)
Vesting of restricted share units	77,973	-	-	-	-	-
Stock-based compensation	-	-	235,040	-	-	235,040
Net loss	-	-	-	(3,809,493)	-	(3,809,493)
Other comprehensive loss	-	-	-	-	6,711	6,711
Balance, March 31, 2018	2,304,834	-	$66,362,525	$(74,645,823)	$(58,993)	$(8,342,291)

Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	5,038	-	-	-	-	-
Stock-based compensation	-	-	228,166	-	-	228,166
Net loss	-	-	-	(1,503,819)	-	(1,503,819)
Other comprehensive loss	-	-	-	-	(3,876)	(3,876)
Balance, March 31, 2017	2,035,838	97,674	$65,214,534	$(55,146,510)	$(43,342)	$10,024,682

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Cash Flows – Unaudited

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,809,493)	$(1,503,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,147,245	1,066,731
Amortization of debt discount	144,099	145,436
Amortization of deferred financing costs	10,340	26,534
Stock-based compensation expense	235,040	228,166
Deferred interest	362,466	-
Provision for bad debt expense	687,806	-

Changes in assets and liabilities:
Accounts receivable	581,132	(140,550)
Prepaid expenses and other current assets	41,835	(421,396)
Other assets	11,395	43,402
Accounts payable	114,515	(1,854,889)
Accrued expenses	503,091	(127,277)
Deferred revenue	(56,176)	(7,154)
Due to related parties	(646,427)	1,167,749
Deferred rent and other liabilities	(99,475)	(51,302)
Net cash used in operating activities	(772,607)	(1,428,369)

Cash flows from investing activities
Capitalized software costs	(694,892)	(636,863)
Purchases of property & equipment	-	(9,582)
Net cash used in investing activities	(694,892)	(646,445)

Cash flows from financing activities
Revolving credit facility payments	-	(56,225)
Capital lease payments	(40,449)	(48,887)
Proceeds from issuance of debt	1,000,000	-
Net cash provided by (used in) financing activities	959,551	(105,112)

Effect of exchange rate changes on cash	10,735	4,662
Net change in cash and cash equivalents	(497,213)	(2,175,264)

Cash and cash equivalents at beginning of period	1,254,886	6,053,203
Cash and cash equivalents at end of period	$757,673	$3,877,939

Supplemental cash flow disclosure
Cash paid for interest	$123,430	$380,237
Cash paid for income taxes	-	-

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. Description of Business and Going Concern

Description of Business

Frankly Inc. (“Frankly”) has been operating since the incorporation of its predecessor, TicToc Planet Inc., on September 10, 2012. These consolidated financial statements include Frankly and its subsidiaries (Frankly Co. and Frankly Media LLC), together referred to as the “Company.”

The Company helps TV broadcasters and media companies transform their traditional business from just delivering content over- the-air via broadcast television to distributing content in multi-platform, digital formats on new platforms such as mobile, tablets, desktop and other connected devices. The Company’s core product is a white-labeled software platform that enables media companies to publish their official content onto multiscreen devices, increase social interaction on those multiscreen experiences, and enable digital advertising. The platform consists of a content management system (“CMS”) platform, native mobile and over-the-top (“OTT”) applications, responsive web framework, digital video solutions and digital advertising solutions. The Company generates revenues by charging monthly recurring software licensing fees, variable usage fees for our platform and sharing digital advertising revenue with our customers.

Going Concern

These condensed consolidated financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

As of March 31, 2018, the Company has an accumulated deficit of $74.6 million, representative of recurring losses since inception. Additionally, the Company has not generated positive cash flow from operations since inception when excluding changes in working capital. Beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($3,805,278 as of March 31, 2018) and Raycom will not be required to make cash payments for services provided by the Company until the balance has been fully repaid. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of its financial statements.

To reduce its operating cash needs, in February 2018, the Company executed a reduction-in-force that removed approximately 20 full-time employees from its headcount. In addition, the Company subleased its remaining office space in San Francisco, CA and is pursuing other areas where operating expenses can be reduced. On March 13, 2018, the Company received $1 million under the existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 8, 2018, the Company entered into an amendment of the 2016 credit agreement, whereby Raycom will provide the Company with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to the Company’s achievement of certain operational milestones. The $1.0 million advanced to the Company on March 13, 2018 is included in the additional $7.5 million funding noted above. Upon the Company’s receipt of all of the additional funding under the amended credit agreement, the total outstanding principal balance under the amended credit agreement would be $22.0 million. The additional credit facility will be primarily used to get the Company current with its vendor and customer national revenue share payables as well as offset the operational cash outflow associated with the utilization of the $3.8 million advance agreement balance as of March 31, 2018 discussed above. There can be no assurance that the Company will achieve the operational milestones to obtain the additional advances from Raycom, or that those advances, if obtained, will provide adequate funding to sustain the Company’s operations and execute its business plan through the next 12 months from the date of this filing.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The accompanying condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements as of that date, but does not include all the information and footnotes required by U.S. GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017, included within the Company’s Form 10-K as filed with the U.S. Securities and Exchange Commission on April 2, 2018.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Such estimates primarily relate to unsettled transactions and events as of the date of the condensed consolidated financial statements. Accordingly, actual results may differ from estimated amounts.

Accounts Receivable and Concentrations of Risk

Accounts receivable are subject to credit risk and as of March 31, 2018 and December 31, 2017, two customers each accounted for greater than 10% of the Company’s accounts receivable balance. In total, these customers accounted for 40% and 26% of the Company’s accounts receivable balance as of March 31, 2018 and December 31, 2017, respectively. Additionally, approximately 42% and 38% of the Company’s revenue for the three months ended March 31, 2018 and 2017, respectively, was generated from two customers, that each accounted for greater than 10% of the Company’s total revenue. In addition, the allowance for doubtful accounts was $757,806 and $70,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

ASU 2016-02: Leases (Topic 842) — In February 2016, the FASB issued ASU 2016-02, which requires a lessee to recognize assets and liabilities on its consolidated balance sheet for leases with accounting lease terms of more than 12 months. ASU 2016-02 will replace most existing lease accounting guidance in U.S. GAAP when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. ASU 2016-02 will be effective for the Company as an EGC in 2020 and requires the modified retrospective method of adoption. Although the Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

Recently Adopted

ASU 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued ASU 2016-15, which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption, which is permitted using a retrospective transition approach. ASU 2016-15 is intended to standardize the classification of certain cash receipts and cash payments in the Statement of Cash Flows, and was effective for the Company in its first quarter of fiscal 2018. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Under the terms of the Purchase Agreement, the Company paid $10,000,000 in cash, issued $20,000,000 in Class A restricted voting shares of the Company (the “Share Consideration”) and executed promissory notes to two shareholders of Worldnow bearing simple interest at a rate of 5 percent per year and agreed to pay $15,000,000 on August 31, 2016 (Note 7).

4. Restructuring Expense

Following an extensive process to explore and evaluate strategic alternatives, the Company’s Board of Directors, led by the Strategic Committee, determined the best path for the Company at that time was to pursue internal growth opportunities and focus on further optimizing its operations. In an effort to reduce its operating cash needs, in February 2018, the Company executed a reduction-in-force that removed approximately 20 full-time employees from its headcount. In addition, the Company subleased its remaining office space in San Francisco, CA and is pursuing other areas where operating expenses can be reduced. The restructuring also included a reorganization of the senior management team. Effective April 12, 2018, the Company’s CEO resigned and was succeeded by the Company’s former COO and CFO. A number of other senior management changes were implemented on the same date. The restructuring plan is expected to be completed by the end of the second quarter of 2018. The Company accounted for the one-time termination benefits and certain contract costs in accordance with ASC 420 – Exit or Disposal Cost Obligations.

The following table summarizes the changes in the restructuring liability (included in accrued expenses) for the periods presented, by each major type of cost associated with the restructuring activity:

	One-time
	Termination	Contract
	Benefits	Costs	Total

Balance, December 31, 2017	$-	$-	$-
Restructuring expense	361,884	99,076	460,960
Payments	(134,150)	-	(134,150)
Adjustments	-	-	-
Balance, March 31, 2018	$227,734	$99,076	$326,810

5. Related Party Transactions and Balances

The Company has several significant shareholders as follows: Raycom Media Inc. (“Raycom”), SKP America LLC (“SKP America”) and Gannaway Entertainment Inc. (“GEI”) which each owned approximately 23.7%, 23.7% and 7.7%, respectively, as of March 31, 2018 and 24.6%, 24.5% and 8.0%, respectively, as of December 31, 2017 of the aggregate common shares and Class A restricted voting shares.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The following table summarizes related party balances in the condensed consolidated balance sheets for the periods presented:

Amounts Due (to) from Related Parties	March 31, 2018	December 31, 2017
	(Unaudited)
Non-revolving credit facility, net
Raycom	$13,672,478	$12,155,573

Due (to) from Raycom:
Accounts receivable, net	-	427,489
Accounts payable	(307,422)	(275,960)
Accrued expenses	(389,564)	(432,802)
Deferred revenue	(3,805,278)	(4,896,585)
Total due to Raycom	(4,502,264)	(5,177,858)

Due from Mobdub:
Prepaid expenses and other current assets	58,333	87,500
Total due from Mobdub	58,333	87,500
Total due (to) from related parties	$(4,443,931)	$(5,090,358)

The following table summarizes related party transactions in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended March 31,
Revenue (Expense) from Related Parties	2018	2017
	(Unaudited)	(Unaudited)
Raycom:
Revenue	$1,222,065	$1,361,884
Interest on non-revolving credit facility	(516,904)	(510,080)
Interest on the Advance Agreement	(79,913)	(57,998)
	625,248	793,806

Mobdub:
License fees	(29,167)	(29,167)
	(29,167)	(29,167)

	$596,081	$764,639

Raycom

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 7). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the three months ended March 31, 2018 and 2017, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 7). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). The proceeds were used to pay down $14 million of the $15 million outstanding promissory notes. In addition, Raycom converted the remaining $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 common share purchase warrants to Raycom. The Loan was recorded at fair value of $11,578,593 with the remaining $2,921,407 being allocated to the warrants. On March 13, 2018, the Company received $1 million of the additional $1.5 million available under the Loan, bringing the total outstanding principal balance to $15.5 million. The carrying value of the Loan at March 31, 2018 and December 31, 2017, net of debt discount and deferred financing costs, was $13,672,478 and $12,155,573, respectively. Interest expense on the Loan for the three months ended March 31, 2018 and 2017, respectively, amounted to $516,904 and $510,080 and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with the Advance Agreement, the Company recognized interest expense of $79,913 and $57,998, for the three months ended March 31, 2018 and 2017, respectively. All services provided by the Company to Raycom since January 1, 2018 are being applied to the Advance Agreement balance.

Mobdub

The Company has a license agreement with a company that is owned by an officer of the Company. The agreement is for licensing of mobile applications and has a total contract value of $350,000. The period of the agreement is three years and commenced on October 14, 2015.

6. Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long-lived assets was as follows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$133,971	$154,849
Amortization of capitalized software	794,940	693,548
Amortization of other intangibles	218,334	218,334
Total depreciation and amortization	$1,147,245	$1,066,731

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	March 31, 2018	December 31, 2017
	(Unaudited)
Cost:
Office and computer equipment and software	$2,064,675	$2,064,676
Leasehold improvements	603,978	603,978
	2,668,653	2,668,654

Accumulated depreciation and amortization:
Office and computer equipment and software	(1,520,897)	(1,416,140)
Leasehold improvements	(296,405)	(267,193)
	(1,817,302)	(1,683,333)
	$851,351	$985,321

Depreciation expense for assets held under capital lease for the three months ended March 31, 2018 and 2017, respectively, was $0 and $35,950. The net carrying value of assets held under capital lease was $0 and $262,747 as of March 31, 2018 and December 31, 2017, respectively.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	March 31, 2018	December 31, 2017
	(Unaudited)

Cost	$12,815,681	$12,120,789
Accumulated amortization	(5,942,988)	(5,148,048)
	$6,872,693	$6,972,741

During the three months ended March 31, 2018 and 2017, the Company capitalized software development costs of $694,892 and $636,863, respectively.

Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	March 31, 2018	December 31, 2017
	(Unaudited)
Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(1,636,118)	(1,477,784)
Advertiser relationships	(620,000)	(560,000)
	(2,256,118)	(2,037,784)
	$6,543,882	$6,762,216

7. Debt

Non-revolving Credit Facility

On September 1, 2016, the Company completed the closing of its financing with Raycom, a related party (Note 5). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit. In addition, Raycom converted $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 warrants to Raycom entitling the holder of each warrant to acquire one common share of the Company upon exercise of each warrant at a price per common share equal to CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The warrants will expire on the earlier of: (i) the repayment of the Loan in accordance with its terms; and (ii) 5 years. To the extent that there is a mandatory repayment of any portion of the principal balance of the Loan, a proportionate number of the warrants will have their term reduced to the later of one year from issuance and 30 days from the date of such repayment. On March 13, 2018, the Company received $1 million of the additional $1.5 million available under the Loan, bringing the total outstanding principal balance to $15.5 million.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statement of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the three months ended March 31, 2018 and 2017 amounted to $144,099 and $145,436, respectively. In accordance with ASC 470-50 - Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the three months ended March 31, 2018 and 2017 amounted to $10,340 and $7,110, respectively.

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

In addition, the Company must maintain certain leverage ratios and interest coverage ratios beginning with the fiscal quarter ending December 31, 2017. The Company is also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions. On December 27, 2017, the Loan was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending December 31, 2017 to the calendar quarter ending March 31, 2018. On March 28, 2018, the Loan was amended to extend the period for commencement of the leverage ratio and interest coverage ratio covenants from the calendar quarter ending March 31, 2018 to the calendar quarter ending June 30, 2019 and agreed that interest payments on the outstanding Loan balance for the period commencing on January 1, 2018 and continuing thereafter will be suspended, and each such suspended interest payment will be added to the principal balance of the Loan, and the 12% rate for overdue interest will not apply to such suspended interest. In connection with the above, during the three months ended March 31, 2018, the Company accrued interest expense of $362,466, which is presented within non-revolving credit facility, net on the condensed consolidated balance sheet as of March 31, 2018 as these amounts will not be paid within one year from the condensed consolidated balance sheet date.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate”. Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of March 31, 2018 and December 31, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheets.

8. Shareholders’ Equity

Common Shares and Class A Restricted Voting Shares

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

Shares Issued During the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, the Company issued a total of 77,973 common shares for employee and director restricted stock units (“RSUs”) that vested.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Based on the number of outstanding options and RSUs as of March 31, 2018 and RSUs vested through March 31, 2018, the Company had 44,095 options or RSUs remaining for issuance under the Restated Plan.

Total stock-based compensation expense was $235,040 and $228,166 for the three months ended March 31, 2018 and 2017, respectively. The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

		Weighted Average
				Remaining
			Grant Date	Contractual
	Shares	Exercise Price	Fair Value	Term (Years)

Balance, December 31, 2016	245,762	$19.52	$9.10	8.71
Adjustment - Balance, December 31, 2016	(53)	-	-
Granted	74,327	5.48	2.81
Exercised	-	-	-
Forfeited or canceled	(50,431)	18.21	9.30
Canceled (Option Replacement)	(193,339)	19.90	9.11
Granted (Option Replacement)	113,677	5.30	9.11
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Vested and expected to vest, December 31, 2017	183,924	$5.48	$6.65	8.20
Exercisable, December 31, 2017	69,567	$5.73	$10.17	7.33

Unaudited interim activity:
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Granted	-	-	-
Exercised	-	-	-
Forfeited or canceled	(20,301)	5.36	4.64
Balance, March 31, 2018	169,642	$5.49	$6.81	7.92
Vested and expected to vest, March 31, 2018	165,383	$5.49	$6.87	7.90
Exercisable, March 31, 2018	84,454	$5.65	$9.03	7.39

The aggregate intrinsic value of outstanding and exercisable stock options as of September 30, 2017 is $0.

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

		Weighted-Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2016	76,731	$7.31
Adjustment - Balance, December 31, 2016	(7)	-
Granted	201,507	3.11
Vested	(98,387)	5.04
Forfeited or canceled	(754)	6.44
Balance, December 31, 2017	179,090	$3.84

Unaudited interim activity:
Balance, December 31, 2017	179,090	$3.84
Granted	-	-
Vested	(77,973)	3.78
Forfeited or canceled	(1,617)	5.22
Balance, March 31, 2018	99,500	$3.86

Unrecognized compensation cost related to the Company’s non-vested RSUs was $223,159 as of March 31, 2018, which is expected to be recognized from 2018 through 2020.

9. Income Taxes

The Company had $0 income tax expense for all periods presented. Deferred tax assets have been fully reserved given the Company’s history of losses.

10. Commitments and Contingencies

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

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in state court. The Company is reviewing the complaint with its counsel and believes that the claims are without merit. The Company intends to defend the claims vigorously.

Operating Lease Commitments

The Company is obligated under multiple non-cancellable operating leases for office space, expiring in 2019 through 2023. The Company has two subleases for its excess office space as of December 31, 2017.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of March 31, 2018:

Payments Due During the Years Ending March 31,	Total

2019	1,592,079
2020	1,152,891
2021	852,908
2022	852,908
2023	781,833
Thereafter	-
Total	$5,232,619

Employee Benefit Plan

The Company’s subsidiaries, Frankly Co. and Frankly Media, have a 401(k) plan (the “Plan”), which covers all eligible employees. Under the Plan, employees may contribute from their gross salaries on a before tax basis up to annual statutory limits determined each year.

11. Subsequent Events

The Company has evaluated subsequent events through May 15, 2018 which is the date these unaudited interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements except for the transactions described below.

Amendment to the Non-revolving Credit Facility

On May 8, 2018 the Company entered into an amendment of the 2016 credit agreement between the Company and Raycom, whereby Raycom will provide the Company with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to the Company’s achievement of certain operational milestones. The $1.0 million Raycom advanced to the Company under the credit agreement on March 13, 2018 is included in the additional $7.5 million funding. Upon the Company’s receipt of all of the additional funding under the amended credit agreement, the total outstanding principal balance under the amended credit agreement would be $22.0 million.

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

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Net Loss	$(3,809,493)	$(1,503,819)
Interest expense, net	597,096	610,205
Income tax expense	-	-
Depreciation and amortization	1,147,245	1,066,731
Stock-based compensation	235,040	228,166
Transaction costs	24,673	-
Restructuring expense	460,960	-
Retention expense	588,099	-
Other expense	-	27,017
Adjusted EBITDA	$(756,380)	$428,300

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

License fees and usage fees

We enter into license agreements with customers for our CMS, video software, mobile and OTT applications. These license agreements, generally non-cancellable and multiyear, provide the customer with the right to use our application solely on a company-hosted platform or, in certain instances, on purchased encoders. The license agreements also entitle the customer to technical support. Revenue from these license agreements, which are accounted for as service arrangements, is recognized ratably over the license term.

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

Other expenses

Other expenses are comprised of items that we do not believe are reflective of our ongoing operating results, such as costs incurred in integration efforts, legal or other settlements, abandoned financing transactions, corporate restructuring and employee retention.

Interest expense, net

Interest expense, net consists of interest on debt and capital leases, net of interest income.

Income tax expense

Income tax expense consists of federal and state income taxes in the United States and taxes in certain foreign jurisdictions, as well as any changes to deferred tax assets or liabilities, and deferred tax valuation allowances.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Variance

Total Revenue	$5,761,858	$6,359,154	$(597,296)

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,725,279	2,760,414	(35,135)
General and administrative (excluding depreciation and amortization)	2,475,698	1,892,983	582,715
Selling and marketing	462,020	663,684	(201,664)
Research and development (excluding depreciation and amortization)	1,079,772	848,415	231,357
Depreciation and amortization	1,147,245	1,066,731	80,514
Transaction costs	24,673	-	24,673
Restructuring expense	460,960	-	460,960
Retention expense	588,099	-	588,099
Other expense	-	27,017	(27,017)
Loss from operations	(3,201,888)	(900,090)	(2,301,798)

Foreign exchange (gain) loss	10,509	(6,476)	16,985
Interest expense, net	597,096	610,205	(13,109)
Loss before income tax expense	(3,809,493)	(1,503,819)	(2,305,674)

Income tax expense	-	-	-
Net Loss	$(3,809,493)	$(1,503,819)	$(2,305,674)

The following is a breakdown of total revenue for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017	Variance
Revenue:
License fees	$2,408,719	$2,544,213	$(135,494)
Advertising	2,380,377	2,602,767	(222,390)
Usage fees	694,586	817,161	(122,575)
Professional services and other	278,176	395,013	(116,837)
Total Revenue	$5,761,858	$6,359,154	$(597,296)

License fees

License fees for the three months ended March 31, 2018 were $2.4 million compared to $2.5 million for the comparable period of 2017, a decrease of $0.1 million. The decrease was due to a small number of customer losses on CMS license fees, partially offset by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the three months ended March 31, 2018 was $2.4 million compared to $2.6 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to a decrease in local advertising services between the two periods.

Usage fees

Usage fees for the three months ended March 31, 2018 were $0.7 million compared to $0.8 million for the comparable period of 2017, a decrease of $0.1 million. The decrease was primarily due to a decrease in content delivery network fees between the two periods and correlates with the reduction in CMS license fees discussed above.

Professional services and other

Professional services and other for the three months ended March 31, 2018 was $0.3 million compared to $0.4 million for the comparable period of 2017, a decrease of $0.1 million. The decrease was due to less ad hoc professional services engagements in the 2018 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the three months ended March 31, 2018 and 2017 was approximately $2.7 million. There was no significant change between the periods presented.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the three months ended March 31, 2018 was $2.5 million compared to $1.9 million for the comparable period of 2017, an increase of $0.6 million. The increase was primarily due to a bad debt reserve in the amount of $0.7 million made in the first quarter of 2018 relating to one advertising customer. The above increase was partially offset by the headcount reduction related to the Company wide reduction-in-force (“RIF”) which was implemented by the Company in mid February 2018 along with reduction in rent and rent related expenses associated with the San Francisco office.

Selling and marketing

Selling and marketing expense for the three months ended March 31, 2018 was $0.5 million compared to $0.7 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018.

Research and development (excluding depreciation and amortization)

Research and development expense for the three months ended March 31, 2018 was $1.1 million compared to $0.8 million for the comparable period of 2017, an increase of approximately $0.3 million. The increase was primarily due to increases in outsourced research and development related to acceleration of our product roadmap. This was partially offset by headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018.

Depreciation and amortization

Depreciation and amortization expense was $1.1 million for the three months ended March 31, 2018 and 2017. There was no significant change between the periods presented.

Restructuring expense

Restructuring expense for the three months ended March 31, 2018 was $0.5 million compared to $0 for the comparable period of 2017, an increase of approximately $0.5 million. The increase was primarily due to the Company wide RIF which was implemented by the Company in mid February 2018. The expenses included in this line item represent one-time termination benefits (severance) for employees that were a part of the RIF. In addition, restructuring expense also included contract termination fees for one vendor.

Retention expense

Retention expense was $0.6 million for the three months ended March 31, 2018 compared to $0 for the comparable period of 2017, an increase of approximately $0.6 million. The increase was due to $588,000 relating to our employee retention plan which was rolled out in connection with the strategic investor search in the fourth quarter of 2017.

Interest expense, net

Interest expense, net was $0.6 million for the three months ended March 31, 2018 and 2017. There was no significant change between the periods presented.

Income tax expense

No income tax expense was recognized during the periods presented.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. As of March 31, 2018, we had total current assets of approximately $4.1 million and total current liabilities of approximately $12.6 million. As of March 31, 2018, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of March 31, 2018 were $0.8 million and $2.2 million, respectively.

As of March 31, 2018, we had an accumulated deficit of $74.6 million representative of recurring losses since inception. Additionally, we have not generated positive cash flow from operations since inception when excluding changes in working capital. Beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($3,805,278 as of March 31, 2018) and Raycom will not be required to make cash payments for services provided by us until the balance has been fully repaid. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our financial statements.

To reduce our operating cash needs, in February 2018, we executed a RIF that removed approximately 20 full-time employees from our headcount. In addition, we subleased our remaining office space in San Francisco, CA and are pursuing other areas where operating expenses can be reduced. On March 13, 2018, we received $1 million under the existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 8, 2018, we entered into an amendment of the 2016 credit agreement, whereby Raycom will provide us with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to our achievement of certain operational milestones. The $1.0 million advanced to us on March 13, 2018 is included in the additional $7.5 million funding noted above. Upon our receipt of all of the additional funding under the amended credit agreement, the total outstanding principal balance under the amended credit agreement would be $22.0 million. The additional credit facility will be primarily used to get us current with our vendor and customer national revenue share payables as well as offset the operational cash outflow associated with the utilization of the $3.8 million advance agreement balance as of March 31, 2018 discussed above. There can be no assurance that we will achieve the operational milestones to obtain the additional advances from Raycom, or that those advances, if obtained, will provide adequate funding to sustain our operations and execute our business plan through the next 12 months from the date of this filing.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $0.8 million compared to cash used in operating activities of $1.4 million for the comparable period of 2017, a decrease in cash used of $0.6 million. The decrease in cash used resulted primarily from an increase of $1.8 million in changes in operating assets and liabilities, partially offset by a decrease of $1.2 million of net loss adjusted to add back non-cash charges.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $0.7 million compared to $0.6 million for the comparable period of 2017, an increase in cash used of $0.1 million. The increase was due to an increase of $0.1 million in capitalized software costs.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $1.0 million compared to cash used in financing activities of $0.1 million for the comparable period of 2017, an increase in cash provided of $1.1 million. The increase was due to an increase in proceeds from the issuance of debt of $1.0 million. On March 13, 2018, we received $1 million of the additional $1.5 million available under the existing credit facility with Raycom, bringing the total outstanding principal balance to $15.5 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to those for the year ended December 31, 2017, included within our Form 10-K as filed with the SEC on April 2, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K as filed with the SEC on April 2, 2018.

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

FRANKLY INC.

Dated: May 15, 2018		/s/ Lou Schwartz
	Name:	Lou Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

