Form 10-Q
period 2018-06-30
Frankly Inc
filed 2018-08-14
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 2,625,198 shares of the Company’s common shares, no par value, issued and outstanding.

FRANKLY INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frankly Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,048,460	$1,254,886
Restricted cash	524,115	634,115
Accounts receivable, net	2,216,635	3,483,347
Prepaid expenses and other current assets	384,055	535,111
Total Current Assets	4,173,265	5,907,459

Property & equipment, net	711,900	985,321
Software development costs, net	6,481,000	6,972,741
Intangible assets, net	6,325,548	6,762,216
Other assets	301,552	311,046
Total Assets	$17,993,265	$20,938,783

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$4,674,928	$5,740,788
Accrued expenses	1,389,198	1,717,030
Capital leases, current portion	-	40,449
Deferred revenue, non-related party	65,555	92,279
Due to related parties	3,504,537	5,090,358
Total Current Liabilities	9,634,218	12,680,904

Non-revolving credit facility, net	17,318,841	12,155,573
Deferred rent	32,410	35,882
Other liabilities	116,272	840,973
Total Liabilities	27,101,741	25,713,332

Commitments and Contingencies (Note 10)

Shareholders’ Deficit
Common shares, no par value, unlimited shares authorized, 2,625,198 and 2,226,861 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 0 shares outstanding as of June 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	67,056,897	66,127,485
Accumulated deficit	(76,105,344)	(70,836,330)
Accumulated other comprehensive loss	(60,029)	(65,704)
Total Shareholders’ Deficit	(9,108,476)	(4,774,549)
Total Liabilities and Shareholders’ Deficit	$17,993,265	$20,938,783

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Operations and Comprehensive Loss – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total Revenue	$5,767,613	$6,493,627	$11,529,471	$12,852,781

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,588,573	3,074,274	5,313,852	5,834,688
General and administrative (excluding depreciation and amortization)	1,413,797	2,237,874	3,889,495	4,130,857
Selling and marketing	459,490	743,107	921,510	1,406,791
Research and development (excluding depreciation and amortization)	751,021	1,100,528	1,830,793	1,948,943
Depreciation and amortization	1,265,999	1,092,626	2,413,244	2,159,357
Loss on disposal of assets	12,823	-	12,823	-
Transaction costs	54,019	-	78,692	-
Restructuring expense	81,250	-	542,210	-
Retention expense	-	-	588,099	-
Other expense	-	-	-	27,017
Loss from operations	(859,359)	(1,754,782)	(4,061,247)	(2,654,872)

Foreign exchange (gain) loss	1,159	2,384	11,668	(4,092)
Interest expense, net	599,003	646,943	1,196,099	1,257,148
Loss before income tax expense	(1,459,521)	(2,404,109)	(5,269,014)	(3,907,928)

Income tax expense	-	-	-	-
Net Loss	$(1,459,521)	$(2,404,109)	$(5,269,014)	$(3,907,928)

Other Comprehensive Net (Loss) Income
Foreign currency translation	(1,036)	7,973	5,675	4,097
Comprehensive Net Loss	$(1,460,557)	$(2,396,136)	$(5,263,339)	$(3,903,831)

Basic and Diluted Net Loss Per Share	$(0.60)	$(1.13)	$(2.26)	$(1.83)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	2,422,543	2,133,512	2,329,891	2,131,499

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Shareholders’ (Deficit) Equity – Unaudited

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ (Deficit) Equity

Balance, December 31, 2017	2,226,861	-	$66,127,485	$(70,836,330)	$(65,704)	$(4,774,549)
Vesting of restricted share units	109,695	-	-	-	-	-
Issuance of common shares	288,642	-	597,524	-	-	597,524
Stock-based compensation	-	-	331,888	-	-	331,888
Net loss	-	-	-	(5,269,014)	-	(5,269,014)
Other comprehensive income	-	-	-	-	5,675	5,675
Balance, June 30, 2018	2,625,198	-	$67,056,897	$(76,105,344)	$(60,029)	$(9,108,476)

Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	10,918	-	-	-	-	-
Exchange of restricted voting shares for common shares	97,674	(97,674)	-	-	-	-
Stock-based compensation	-	-	512,172	-	-	512,172
Net loss	-	-	-	(3,907,928)	-	(3,907,928)
Other comprehensive income	-	-	-	-	4,097	4,097
Balance, June 30, 2017	2,139,392	-	$65,498,540	$(57,550,619)	$(35,369)	$7,912,552

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Cash Flows – Unaudited

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,269,014)	$(3,907,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,413,244	2,159,357
Amortization of debt discount	255,677	272,962
Amortization of deferred financing costs	22,404	63,837
Stock-based compensation expense	331,888	512,172
Deferred interest	785,186	-
Loss on disposal of assets	12,823	-
Provision for bad debt expense	687,806	-

Changes in assets and liabilities:
Accounts receivable	578,906	38,189
Prepaid expenses and other current assets	144,802	(774,550)
Other assets	9,494	86,803
Accounts payable	(1,058,224)	(415,802)
Accrued expenses	(328,634)	(185,906)
Deferred revenue	(26,724)	79,276
Due to / from related parties	(1,585,821)	1,229,154
Deferred rent and other liabilities	(130,649)	32,212
Net cash used in operating activities	(3,156,836)	(810,224)

Cash flows from investing activities
Capitalized software costs	(1,226,808)	(1,533,192)
Purchases of property & equipment	(7,063)	(69,257)
Proceeds from sale of intangible assets or equipment	9,635	-
Net cash used in investing activities	(1,224,236)	(1,602,449)

Cash flows from financing activities
Change in restricted cash	110,000	-
Revolving credit facility payments	-	(56,225)
Capital lease payments	(40,449)	(88,041)
Proceeds from non-revolving credit facility	4,100,000	(64,615)
Net cash provided by (used in) financing activities	4,169,551	(208,881)

Effect of exchange rate changes on cash	5,095	11,710
Net change in cash and cash equivalents	(206,426)	(2,609,844)

Cash and cash equivalents at beginning of period	1,254,886	6,053,203
Cash and cash equivalents at end of period	$1,048,460	$3,443,359

Supplemental cash flow disclosure
Cash paid for interest	$123,418	$645,130
Cash paid for income taxes	-	-
Issuance of common shares to settle retention plan	597,524	-

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

1. Description of Business and Going Concern

Description of Business

Frankly Inc. (“Frankly”) has been operating since the incorporation of its predecessor, TicToc Planet Inc., on September 10, 2012. These condensed consolidated financial statements include Frankly and its subsidiaries (Frankly Co. and Frankly Media LLC), together referred to as the “Company.”

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

As of June 30, 2018, the Company has an accumulated deficit of $76.1 million, representative of recurring losses since inception. The Company has not generated positive cash flow from operations since inception when excluding changes in working capital. The Company has recently had several customers provide notice that they plan to terminate their current customer agreements with the Company on or about December 31, 2018 (See Note 11). Beginning January 1, 2018, the billing for all services provided to Raycom Media, Inc. (“Raycom”) are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($2,687,609 as of June 30, 2018) and Raycom will not be required to make cash payments for services provided by the Company until the balance has been fully repaid. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of its financial statements.

To reduce its operating cash needs, in February 2018, the Company executed a reduction-in-force that removed approximately 20 full-time employees from its headcount. In addition, the Company subleased its remaining office space in San Francisco, CA and is pursuing other areas where operating expenses can be reduced. On March 13, 2018, the Company received $1 million under the existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 7, 2018, the Company entered into an amendment of the 2016 credit agreement, whereby Raycom will provide the Company with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to the Company’s achievement of certain operational milestones. The $1.0 million advanced to the Company on March 13, 2018 is included in the additional $7.5 million funding noted above. Upon the Company’s receipt of all of the additional funding under the amended credit agreement, the total outstanding principal balance under the amended credit agreement would be $22.0 million. The remaining additional credit facility will be primarily used to get the Company current with its vendor and customer national revenue share payables as well as offset the operational cash outflow associated with the utilization of the $2.7 million advance agreement balance as of June 30, 2018 discussed above. There can be no assurance that the Company will achieve the operational milestones to obtain the additional advances from Raycom, or that those advances, if obtained, will provide adequate funding to sustain the Company’s operations and execute its business plan through the next 12 months from the date of this filing.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Frankly and its wholly-owned subsidiaries Frankly Co. and Frankly Media LLC. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any subsequent period.

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

Accounts Receivable and Concentrations of Risk

Accounts receivable are subject to credit risk and as of June 30, 2018 and December 31, 2017, three and two customers each accounted for greater than 10% of the Company’s accounts receivable balance, respectively. In total, these customers accounted for 53% and 26% of the Company’s accounts receivable balance as of June 30, 2018 and December 31, 2017, respectively. Additionally, approximately 53% and 37% of the Company’s revenue for the six months ended June 30, 2018 and 2017, respectively, was generated from three and two customers, respectively, that each accounted for greater than 10% of the Company’s total revenue. Two of the three customers have recently provided notice that they plan to terminate their current customer agreements with the Company on or about December 31, 2018 (See Note 11). The allowance for doubtful accounts was $757,806 and $70,000 as of June 30, 2018 and December 31, 2017, respectively.

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

ASU 2014-09: Revenue from Contracts with Customers (Topic 606) — In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new topic will replace Topic 605, “Revenue Recognition,” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The topic is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards to reconcile previously differing treatment between U.S. practices and those of the rest of the world and to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, for private companies; this effective date is applicable for the Company due to the JOBS Act exemption described above. Therefore, the Company plans to adopt this ASU on January 1, 2019 and plans to use the modified retrospective method. The Company will further evaluate during 2018, the anticipated impact of the adoption of this updated guidance on its consolidated financial statements.

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

Under the terms of the Purchase Agreement, the Company paid $10,000,000 in cash, issued $20,000,000 in Class A restricted voting shares of the Company (the “Share Consideration”) and executed promissory notes to two shareholders of Worldnow bearing simple interest at a rate of 5 percent per year and agreed to pay $15,000,000 on August 31, 2016 (Notes 5 & 7).

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The following table summarizes the changes in the restructuring liability (included in accrued expenses) for the periods presented, by each major type of cost associated with the restructuring activity:

	One-time
	Termination	Contract
	Benefits	Costs	Total

Balance, December 31, 2017	$-	$-	$-
Restructuring expense	443,134	99,076	542,210
Payments	(433,519)	-	(433,519)
Balance, June 30, 2018	$9,615	$99,076	$108,691

5. Related Party Transactions and Balances

The Company has several significant shareholders as follows: Raycom Media Inc. (“Raycom”), SKP America LLC (“SKP America”) and Gannaway Entertainment Inc. (“GEI”) which each owned approximately 20.8%, 20.8% and 6.8%, respectively, as of June 30, 2018 and 24.6%, 24.5% and 8.0%, respectively, as of December 31, 2017 of the aggregate common shares and Class A restricted voting shares.

The following table summarizes related party balances in the condensed consolidated balance sheets for the periods presented:

Amounts Due (to) from Related Parties	June 30, 2018	December 31, 2017
	(Unaudited)
Non-revolving credit facility, net
Raycom	$17,318,841	$12,155,573

Due (to) from Raycom:
Accounts receivable, net	-	427,489
Accounts payable	(403,882)	(275,960)
Accrued expenses	(442,213)	(432,802)
Deferred revenue	(2,687,609)	(4,896,585)
Total due to Raycom	(3,533,704)	(5,177,858)

Due from Mobdub:
Prepaid expenses and other current assets	29,167	87,500
Total due from Mobdub	29,167	87,500
Total due to related parties	$(3,504,537)	$(5,090,358)

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The following table summarizes related party transactions in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue (Expense) from Related Parties	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Raycom:
Revenue	$1,196,556	$1,285,469	$2,418,621	$2,647,353
Interest on non-revolving credit facility	(546,363)	(506,911)	(1,063,267)	(1,016,991)
Interest on the Advance Agreement	(52,648)	(98,043)	(132,561)	(156,041)
	597,545	680,515	1,222,793	1,474,321

Mobdub:
License fees	(29,166)	(29,166)	(58,333)	(58,333)
	(29,166)	(29,166)	(58,333)	(58,333)

	$568,379	$651,349	$1,164,460	$1,415,988

Raycom

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 7). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the six months ended June 30, 2018 and 2017, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

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

On May 7, 2018, the Company entered into an amendment of the Loan between the Company and Raycom (Note 7), whereby Raycom agreed to provide the Company with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to the Company’s achievement of certain operational milestones. The $1.0 million Raycom advanced to the Company under the credit agreement on March 13, 2018 is included in the additional $7.5 million funding. During the second quarter of 2018 the Company received $3.1 million of the additional $6.5 million available under the credit facility with Raycom. The total principal outstanding on the Loan as of June 30, 2018 was $18.6 million.

The carrying value of the Loan at June 30, 2018 and December 31, 2017, net of debt discount and deferred financing costs, was $17,318,841 and $12,155,573, respectively. Interest expense on the Loan for the three and six months ended June 30, 2018 and 2017, amounted to $546,363, $1,063,267, $506,911 and $1,016,991, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with the Advance Agreement, the Company recognized interest expense of $132,561 and $156,041, for the six months ended June 30, 2018 and 2017, respectively. All services provided by the Company to Raycom since January 1, 2018 are being applied to the Advance Agreement balance.

Mobdub

The Company has a license agreement with a company that is owned by an officer of the Company. The agreement is for licensing of mobile applications and has a total contract value of $350,000. The period of the agreement is three years and commenced on October 14, 2015.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

6. Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long-lived assets was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$124,056	$152,486	$258,027	$307,335
Amortization of capitalized software	923,609	721,806	1,718,549	1,415,354
Amortization of other intangibles	218,334	218,334	436,668	436,668
Total depreciation and amortization	$1,265,999	$1,092,626	$2,413,244	$2,159,357

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	June 30, 2018	December 31, 2017
	(Unaudited)
Cost:
Office and computer equipment and software	$1,746,962	$2,064,676
Leasehold improvements	603,978	603,978
	2,350,940	2,668,654

Accumulated depreciation and amortization:
Office and computer equipment and software	(1,313,422)	(1,416,140)
Leasehold improvements	(325,618)	(267,193)
	(1,639,040)	(1,683,333)
	$711,900	$985,321

Depreciation expense for assets held under capital lease for the three and six months ended June 30, 2018 and 2017, respectively, was $0, $0, $35,950 and $71,900. The net carrying value of assets held under capital lease was $0 and $262,747 as of June 30, 2018 and December 31, 2017, respectively.

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	June 30, 2018	December 31, 2017
	(Unaudited)

Cost	$13,347,597	$12,120,789
Accumulated amortization	(6,866,597)	(5,148,048)
	$6,481,000	$6,972,741

During the six months ended June 30, 2018 and 2017, the Company capitalized software development costs of $1,226,808 and $1,533,192, respectively.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	June 30, 2018	December 31, 2017
	(Unaudited)
Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(1,794,452)	(1,477,784)
Advertiser relationships	(680,000)	(560,000)
	(2,474,452)	(2,037,784)
	$6,325,548	$6,762,216

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

The warrants were recorded within shareholders’ (deficit) equity in accordance with ASC 470-20 - Debt with Conversion and Other Options. Proceeds from the sale of the debt instrument with stock purchase warrants (detachable call options) were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The value allocated to the Loan with Raycom was $11,578,593 with the remaining $2,921,407 being allocated to the warrants. The fair value of the 871,160 warrants issued were estimated based on the Black-Scholes pricing model, using the following assumptions: 1) Dividend yield of 0%, 2) Risk free rate of 0.66% for 751,000 warrants and 0.56% for 120,160 warrants, 3) Volatility of 71.14%, 4) Expected term of 5 years for 751,000 warrants and 7 months for 120,160 warrants, and 5) Forfeiture rate of 0%.

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statement of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the three and six months ended June 30, 2018 and 2017 amounted to $111,578, $255,677, $127,526 and $272,962, respectively. In accordance with ASC 470-50 - Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the three and six months ended June 30, 2018 and 2017 amounted to $12,064, $22,404, $17,879 and $24,988, respectively.

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

On May 7, 2018, the Company amended and restated the Loan (the “Amended Loan”) to increase the amount of funding available under the Loan by $7.5 million. The Amended Loan supersedes the original Loan. The $1 million that was advanced by Raycom to the Company on March 13, 2018 is included in the $7.5 million funding increase, bringing the total amount provided to the Company under the Amended Loan to $22 million. Of the $7.5 million, the Company’s customer Cordillera Communications (“Cordillera” and together with Raycom, the “Lenders”) is participating as a lender for up to $300,000. Under the Amended Loan, outstanding term loans in the amount of $14.5 million were characterized as Term B Loans under a non-revolving term loan facility in such amount (“Facility B”) and an outstanding term loan in the amount of $1 million was characterized as a Term A Loan under a non-revolving term loan facility in the amount of $7.5 million (“Facility A”). During the second quarter of 2018, the Company received an additional $3.1 million of the $7.5 million available under Facility A. The total principal outstanding on the Amended Loan as of June 30, 2018 was $18.6 million.

The Company determined that the amendment of the Loan with Raycom was considered a troubled debt restructuring within the scope of ASC 470-60, “Debt – Troubled Debt Restructurings”, as the Company was determined to be experiencing financial difficulties and was granted a concession by the lender. Accordingly, the Company expensed financing costs, consisting of third party legal fees, associated with the amendment to the Loan of $47,350 to transaction costs on the consolidated statement of operations and comprehensive loss. Further, for purposes of amortization of the debt discount, a new effective interest rate was established based on the carrying value of the Loan at the time of the amendment and the revised cash flows of the Amended Loan.

The Amended Loan terminates on December 31, 2020. The additional availability of $6.5 million under Facility A is available to be drawn until December 31, 2018, subject to monthly borrowing limits based on the achievement of minimum monthly operating profit thresholds. Facility B is postponed and subordinated to Facility A. The Amended Loan also provides that, if we (or Guarantors, as defined therein) receive any amount from such a customer for the early termination of any contractual arrangement with such customer, the availability under Facility A will be reduced by such amount and the Facility A lenders may reduce the monthly borrowing limits accordingly.

The interest rate payable under the Facility B is 10% and the increased credit amount of $7.5 million, Facility A, bears an interest rate of US LIBOR (1 month) plus 8%. The US LIBOR rate used for computation of interest will be updated on the first day of each interest period (month). Interest payments on the Amended Loan will be deferred and compounded annually at the end of each calendar year, to the principal balance of the Amended Loan, and thereafter interest shall be calculated on such increased principal balance.

To the maximum extent permitted by applicable law, we will pay interest on all overdue amounts, including any overdue interest payments, from the date each of those amounts is due until the date each of those amounts is paid in full. That interest will be calculated daily, compounded monthly and payable on demand of Raycom at a rate per annum of 12%. The Company has the option to repay all or a portion of principal outstanding under the Amended Loan without premium, penalty or bonus upon prior notice to Raycom and repayment of all interest, fees and other amounts accrued and unpaid under the Amended Loan.

The Amended Loan is subject to certain scheduled mandatory principal repayments, with additional mandatory repayments occurring upon the Company’s raising of additional financing, sales of assets and excess cash flow. In addition, the Company must maintain certain leverage ratios and interest coverage ratios beginning with the fiscal quarter ending June 30, 2019. The Company is also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Upon an event of default, the Lenders may by written notice terminate the facility immediately and declare all obligations under the Amended Loan and the related loan documents, whether matured or not, to be immediately due and payable. The Lenders may also as and by way of collateral security, deposit and retain in an interest bearing account, amounts received by the Lenders from the Company under the Amended Loan and the related loan documents and realize upon the security interest agreements, guaranty agreements and pledge agreement, as defined in the Amended Loan agreement.

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate.” Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of June 30, 2018 and December 31, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheets.

8. Shareholders’ Equity

Common Shares and Class A Restricted Voting Shares

All common and Class A restricted voting shares and related stock-based grants are denominated in Canadian dollars and have been translated to U.S. dollars using the exchange rate in effect at the date of transaction or grant, as applicable.

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

Shares Issued During the Six Months Ended June 30, 2018

During the six months ended June 30, 2018, the Company issued a total of 109,695 common shares for employee and director restricted stock units (“RSUs”) that vested. In addition, on May 24, 2018, the Company issued 288,642 common shares to employees to settle a portion of the liability associated with the employee retention plan.

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

Based on the number of outstanding options and RSUs as of June 30, 2018 and RSUs vested through June 30, 2018, the Company had 107,221 options or RSUs remaining for issuance under the Restated Plan.

Total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 was $96,848, $331,888, $284,006 and $512,172, respectively. The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

		Weighted Average
				Remaining
			Grant Date	Contractual
	Shares	Exercise Price	Fair Value	Term (Years)

Balance, December 31, 2016	245,762	$19.52	$9.10	8.71
Adjustment - Balance, December 31, 2016	(53)	-	-
Granted	74,327	5.48	2.81
Exercised	-	-	-
Forfeited or canceled	(50,431)	18.21	9.30
Canceled (Option Replacement)	(193,339)	19.90	9.11
Granted (Option Replacement)	113,677	5.30	9.11
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Vested and expected to vest, December 31, 2017	183,924	$5.48	$6.65	8.20
Exercisable, December 31, 2017	69,567	$5.73	$10.17	7.33

Unaudited interim activity:
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Granted	-	-	-
Exercised	-	-	-
Forfeited or canceled	(67,697)	5.32	6.03
Balance, June 30, 2018	122,246	$5.56	$6.89	7.83
Vested and expected to vest, June 30, 2018	119,638	$5.57	$6.94	7.82
Exercisable, June 30, 2018	70,093	$5.73	$8.75	7.36

The aggregate intrinsic value of outstanding and exercisable stock options as of June 30, 2018 is $0.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2016	76,731	$7.31
Adjustment - Balance, December 31, 2016	(7)	-
Granted	201,507	3.11
Vested	(98,387)	5.04
Forfeited or canceled	(754)	6.44
Balance, December 31, 2017	179,090	$3.84

Unaudited interim activity:
Balance, December 31, 2017	179,090	$3.84
Granted	-	-
Vested	(109,695)	3.36
Forfeited or canceled	(17,347)	6.95
Balance, June 30, 2018	52,048	$3.80

Unrecognized compensation cost related to the Company’s non-vested RSUs was $107,224 as of June 30, 2018, and is expected to be recognized from 2018 through 2020.

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

Operating Lease Commitments

The Company is obligated under multiple non-cancellable operating leases for office space, expiring in 2019 through 2023. The Company has three subleases for its excess office space as of June 30, 2018.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of June 30, 2018:

Payments Due During the Years Ending June 30,	Total

2019	$1,555,018
2020	1,009,576
2021	852,908
2022	852,908
2023	568,606
Thereafter	-
Total	$4,839,016

Employee Benefit Plan

The Company’s subsidiaries, Frankly Co. and Frankly Media, have a 401(k) plan (the “Plan”), which covers all eligible employees. Under the Plan, employees may contribute from their gross salaries on a before tax basis up to annual statutory limits determined each year.

11. Subsequent Events

The Company has evaluated subsequent events through August 14, 2018 which is the date these unaudited interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements except for the transactions described below.

Raycom, a significant customer of the Company which accounted for 19% of the Company’s revenue for the six months ended June 30, 2018, is in the process of a pending merger with Gray Television, Inc. Raycom has given the Company preliminary notification that it intends to terminate its existing customer agreement with the Company on or about December 31, 2018. The Company and Raycom are currently exploring an ongoing relationship following that date. Separately, three other of the Company’s customers, including one other significant customer which accounted for 12% of the Company’s revenue for the six months ended June 30, 2018, have provided notice that their current customer agreements with the Company will terminate on or before December 31, 2018 (together with Raycom, the “Customer Terminations”). While the Company expects to have ongoing service relationships with one or more of these customers, no such assurances can be made. In the aggregate, these terminations are expected to have a material negative impact on the Company’s 2019 revenues and related income (loss).

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

Further, the Customer Terminations are expected to have a material negative impact on the Company’s 2019 revenues and related income (loss). The Company and Raycom are currently exploring an ongoing relationship following that date. While the Company expects to have ongoing service relationships with one or more of these customers, no such assurances can be made.

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

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Loss	$(1,459,521)	$(2,404,109)	$(5,269,014)	$(3,907,928)
Interest expense, net	599,003	646,943	1,196,099	1,257,148
Income tax expense	-	-	-	-
Depreciation and amortization	1,265,999	1,092,626	2,413,244	2,159,357
Stock-based compensation	96,848	284,006	331,888	512,172
Loss on disposal of assets	12,823	-	12,823	-
Transaction costs	54,019	-	78,692	-
Restructuring expense	81,250	-	542,210	-
Retention expense	-	-	588,099	-
Other expense	-	-	-	27,017
Adjusted EBITDA	$650,421	$(380,534)	$(105,959)	$47,766

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Variance

Total Revenue	$5,767,613	$6,493,627	$(726,014)

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,588,573	3,074,274	(485,701)
General and administrative (excluding depreciation and amortization)	1,413,797	2,237,874	(824,077)
Selling and marketing	459,490	743,107	(283,617)
Research and development (excluding depreciation and amortization)	751,021	1,100,528	(349,507)
Depreciation and amortization	1,265,999	1,092,626	173,373
Loss on disposal of assets	12,823	-	12,823
Transaction costs	54,019	-	54,019
Restructuring expense	81,250	-	81,250
Loss from operations	(859,359)	(1,754,782)	895,423

Foreign exchange (gain) loss	1,159	2,384	(1,225)
Interest expense, net	599,003	646,943	(47,940)
Loss before income tax expense	(1,459,521)	(2,404,109)	944,588

Income tax expense	-	-	-
Net Loss	$(1,459,521)	$(2,404,109)	$944,588

The following is a breakdown of total revenue for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017	Variance
Revenue:
License fees	$2,638,569	$2,640,848	$(2,279)
Advertising	2,229,073	2,647,540	(418,467)
Usage fees	619,238	833,748	(214,510)
Professional services and other	280,733	371,491	(90,758)
Total Revenue	$5,767,613	$6,493,627	$(726,014)

License fees

License fees for the three months ended June 30, 2018 and 2017 were $2.6 million. When excluding one-time non-recurring license fees of approximately $0.3 million recognized during the three months ending June 30, 2018, there was a decrease of approximately $0.3 million between the periods presented. The decrease was due to customer losses on CMS license fees, partially offset by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the three months ended June 30, 2018 was $2.2 million compared to $2.6 million for the comparable period of 2017, a decrease of $0.4 million. The decrease was primarily due to a decrease in local advertising revenue between the two periods resulting from the removal of low-margin local advertising products offered by the Company.

Usage fees

Usage fees for the three months ended June 30, 2018 were $0.6 million compared to $0.8 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to a decrease in content delivery network fees between the two periods and correlates with the reduction in CMS license fees discussed above.

Professional services and other

Professional services and other for the three months ended June 30, 2018 was $0.3 million compared to $0.4 million for the comparable period of 2017, a decrease of $0.1 million. The decrease was due to less ad hoc professional services engagements in the 2018 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the three months ended June 30, 2018 was $2.6 million compared to $3.1 million for the comparable period of 2017, a decrease of $0.5 million. The decrease was primarily due to a reduction of content delivery network fees due to transition of these costs to alternative vendors with reduced rates in addition to reduction of volume which correlates with the reduction in CMS license fees discussed above. There were also decreases to our national revenue sharing expense, technology license fees used in service delivery and ad serving costs.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the three months ended June 30, 2018 was $1.4 million compared to $2.2 million for the comparable period of 2017, a decrease of $0.8 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide reduction-in-force (“RIF”) which was implemented in mid February 2018. In addition to the above, there was a significant reduction in rent and rent related expenses and travel and entertainment expense associated with the closure of the San Francisco office.

Selling and marketing

Selling and marketing expense for the three months ended June 30, 2018 was $0.5 million compared to $0.7 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018. In addition, in the 2018 period, there was a reduction in expenses incurred associated with the Company’s presence at the NAB tradeshow.

Research and development (excluding depreciation and amortization)

Research and development expense for the three months ended June 30, 2018 was $0.8 million compared to $1.1 million for the comparable period of 2017, a decrease of approximately $0.3 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2018 was $1.3 million compared to $1.1 million for the comparable period of 2017, an increase of approximately $0.2 million. The increase was due to our next generation CMS products being placed into service as we began on-boarding existing customers onto our new platform.

Restructuring expense

Restructuring expense for the three months ended June 30, 2018 was $0.1 million compared to $0 for the comparable period of 2017, an increase of approximately $0.1 million. The increase was primarily due to the Company wide RIF which was implemented by the Company in mid February 2018. The expenses included in this line item represent one-time termination benefits (severance) for employees that were a part of the RIF, but were on an extended transition plan, and left the Company in the second quarter of 2018.

Interest expense, net

Interest expense, net was $0.6 million for the three months ended June 30, 2018 and 2017. There was no significant change between the periods presented.

Income tax expense

No income tax expense was recognized during the periods presented.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Variance

Total Revenue	$11,529,471	$12,852,781	$(1,323,310)

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	5,313,852	5,834,688	(520,836)
General and administrative (excluding depreciation and amortization)	3,889,495	4,130,857	(241,362)
Selling and marketing	921,510	1,406,791	(485,281)
Research and development (excluding depreciation and amortization)	1,830,793	1,948,943	(118,150)
Depreciation and amortization	2,413,244	2,159,357	253,887
Loss on disposal of assets	12,823	-	12,823
Transaction costs	78,692	-	78,692
Restructuring expense	542,210	-	542,210
Retention expense	588,099	-	588,099
Other expense	-	27,017	(27,017)
Loss from operations	(4,061,247)	(2,654,872)	(1,406,375)

Foreign exchange (gain) loss	11,668	(4,092)	15,760
Interest expense, net	1,196,099	1,257,148	(61,049)
Loss before income tax expense	(5,269,014)	(3,907,928)	(1,361,086)

Income tax expense	-	-	-
Net Loss	$(5,269,014)	$(3,907,928)	$(1,361,086)

The following is a breakdown of total revenue for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017	Variance
Revenue:
License fees	$5,047,288	$5,185,061	$(137,773)
Advertising	4,609,450	5,250,307	(640,857)
Usage fees	1,313,824	1,650,909	(337,085)
Professional services and other	558,909	766,504	(207,595)
Total Revenue	$11,529,471	$12,852,781	$(1,323,310)

License fees

License fees for the six months ended June 30, 2018 were $5.1 million compared to $5.2 million for the comparable period of 2017, a decrease of $0.1 million. When excluding one-time non-recurring license fees of approximately $0.3 million recognized during the six months ending June 30, 2018, there was a decrease of approximately $0.4 million between the periods presented. The decrease was due to customer losses on CMS license fees, partially offset by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the six months ended June 30, 2018 was $4.6 million compared to $5.2 million for the comparable period of 2017, a decrease of $0.6 million. The decrease was primarily due to a decrease in local advertising revenue between the two periods resulting from the removal of low-margin local advertising products offered by the Company.

Usage fees

Usage fees for the six months ended June 30, 2018 were $1.3 million compared to $1.6 million for the comparable period of 2017, a decrease of $0.3 million. The decrease was primarily due to a decrease in content delivery network fees between the two periods and correlates with the reduction in CMS license fees discussed above.

Professional services and other

Professional services and other for the six months ended June 30, 2018 was $0.6 million compared to $0.8 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was due to less ad hoc professional services engagements in the 2018 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the six months ended June 30, 2018 was $5.3 million compared to $5.8 million for the comparable period of 2017, a decrease of $0.5 million. The decrease was primarily due to a reduction of content delivery network fees due to transition of these costs to alternative vendors with reduced rates in addition to reduction of volume which correlates with the reduction in CMS license fees discussed above. There were also decreases to our national revenue sharing expense, technology license fees used in service delivery and ad serving costs.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the six months ended June 30, 2018 was $3.9 million compared to $4.1 million for the comparable period of 2017, a decrease of $0.2 million. When excluding a large bad debt reserve in the amount of $0.7 million which was recognized in the first quarter of 2018 relating to one advertising customer, the decrease between the periods was $0.9 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF. In addition to the above, there was a significant reduction in rent and rent related expenses and travel and entertainment expense associated with the closure of the San Francisco office.

Selling and marketing

Selling and marketing expense for the six months ended June 30, 2018 was $0.9 million compared to $1.4 million for the comparable period of 2017, a decrease of $0.5 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF. In addition, in the 2018 period, there was a reduction in expenses incurred associated with the Company’s presence at the NAB tradeshow.

Research and development (excluding depreciation and amortization)

Research and development expense for the six months ended June 30, 2018 was $1.8 million compared to $1.9 million for the comparable period of 2017, a decrease of approximately $0.1 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2018 was $2.4 million compared to $2.2 million for the comparable period of 2017, an increase of approximately $0.2 million. The increase was due to our next generation CMS products being placed into service as we began on-boarding existing customers onto our new platform.

Restructuring expense

Restructuring expense for the six months ended June 30, 2018 was $0.5 million compared to $0 for the comparable period of 2017, an increase of approximately $0.5 million. The increase was primarily due to the Company wide RIF which was implemented by the Company in mid February 2018. The expenses included in this line item represent one-time termination benefits (severance) for employees that were a part of the RIF. In addition, restructuring expense also included contract termination fees for one vendor.

Retention expense

Retention expense was $0.6 million for the six months ended June 30, 2018 compared to $0 for the comparable period of 2017, an increase of approximately $0.6 million. The increase was due to $588,000 relating to our employee retention plan which was rolled out in connection with the strategic investor search in the fourth quarter of 2017.

Interest expense, net

Interest expense, net was $1.2 million for the six months ended June 30, 2018 compared to $1.3 million for the comparable period of 2017, a decrease of approximately $0.1 million. The decrease was primarily due to repayment of the line of credit with Silicon Valley Bank on August 1, 2017.

Income tax expense

No income tax expense was recognized during the periods presented.

Known Trend on the Results of Operations

As discussed earlier in this MD&A, the Customer Terminations are expected to have a material negative impact on the Company’s 2019 revenues and related income (loss). The reduction in cash flow may result in additional impairment of intangible assets in future periods.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. As of June 30, 2018, we had total current assets of approximately $4.2 million and total current liabilities of approximately $9.6 million. As of June 30, 2018, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of June 30, 2018 were $1.0 million and $2.2 million, respectively.

As of June 30, 2018, we had an accumulated deficit of $76.1 million representative of recurring losses since inception. We have not generated positive cash flow from operations since inception when excluding changes in working capital. We have recently had several customers provide notice that they plan to terminate their current customer agreements with the Company on or about December 31, 2018. Beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($2,687,609 as of June 30, 2018) and Raycom will not be required to make cash payments for services provided by us until the balance has been fully repaid. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our financial statements.

To reduce our operating cash needs, in February 2018, we executed a reduction-in-force that removed approximately 20 full-time employees from our headcount. In addition, we subleased the remaining office space in San Francisco, CA and are pursuing other areas where operating expenses can be reduced. On March 13, 2018, we received $1 million under the existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 7, 2018, we entered into an amendment of the 2016 credit agreement, whereby Raycom will provide us with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to our achievement of certain operational milestones. The $1.0 million advanced to us on March 13, 2018 is included in the additional $7.5 million funding noted above. Upon the receipt of all of the additional funding under the amended credit agreement, the total outstanding principal balance under the amended credit agreement would be $22.0 million. The remaining additional credit facility will be primarily used to get us current with our vendor and customer national revenue share payables as well as offset the operational cash outflow associated with the utilization of the $2.7 million advance agreement balance as of June 30, 2018 discussed above. There can be no assurance that we will achieve the operational milestones to obtain the additional advances from Raycom, or that those advances, if obtained, will provide adequate funding to sustain our operations and execute our business plan through the next 12 months from the date of this filing.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $3.2 million compared to cash used in operating activities of $0.8 million for the comparable period of 2017, an increase in cash used of $2.3 million. The increase in cash used resulted primarily from an increase of $2.5 million in changes in operating assets and liabilities, primarily driven by cash used to settle past due accounts payable and amounts due to related parties, which was primarily the reduction of Raycom deferred revenue in connection with the advance agreement.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $1.2 million compared to $1.6 million for the comparable period of 2017, a decrease in cash used of $0.4 million. The decrease was primarily due to a decrease of $0.3 million in capitalized software costs.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $4.2 million compared to cash used in financing activities of $0.2 million for the comparable period of 2017, an increase in cash provided of $4.4 million. The increase was due to an increase in proceeds from the non-revolving credit facility of $4.1 million.

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

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017, May 25, 2017, October 25, 2017, December 27, 2017 and March 28, 2018 (the “Credit Agreement”) with Raycom. The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to GEI and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement, as amended on December 20, 2016 and March 30, 2017 (the “Raycom SPA”) pursuant to which we converted $1 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing.”

On May 7, 2018, we amended and restated the Credit Agreement (the “Amended Credit Agreement”) to increase the amount of funding available under the Credit Agreement by $7.5 million. The Amended Credit Agreement supersedes the original Credit Agreement. The $1 million that was advanced by Raycom to us on March 13, 2018 is included in the $7.5 million funding increase, bringing the total amount provided to us under the Amended Credit Agreement to $22 million (the “Credit Facility”). Of the $7.5 million, our customer Cordillera Communications (“Cordillera” and together with Raycom, the “Lenders”) is participating as a lender for up to $300,000. Under the Amended Credit Agreement, outstanding term loans in the amount of $14.5 million were characterized as Term B Loans under a non-revolving term loan facility in such amount (“Facility B”) and an outstanding term loan in the amount of $1 million was characterized as a Term A Loan under a non-revolving term loan facility in the amount of $7.5 million (“Facility A”).

Securities Purchase Agreement

Pursuant to the Raycom SPA, we issued to Raycom an aggregate of 150,200 common shares for a purchase price of CDN$1,276,700 (or $1 million based on the exchange rate at August 18, 2016) in repayment of $1 million of the Original Raycom Note. Raycom’s 397,125 Class A restricted shares were also converted into our common shares on a one-for-one basis. Under the Raycom SPA, we agreed to enlarge our Board of Directors to seven (7) directors, subject to shareholder approval, within 90 days of August 31, 2016. In addition, so long as Raycom held not less than 20% of our issued and outstanding common shares calculated on a fully diluted basis, it had (i) the designation rights to two (2) directors as management’s nominees for election to our Board, one of which must be an independent director as defined in Rule 5605(a)(2) of the Nasdaq Rules, and (ii) approval rights to one of the independent directors named as management’s nominees for election to our Board outside of the two Raycom designated directors. On December 20, 2016, we entered into an amendment to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the time period for enlargement of the Board to seven members from 90 days following August 31, 2016, to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) April 15, 2017. On March 30, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of our Form S-1 registration statement for our U.S. IPO, or (b) May 31, 2017. On May 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from May 31, 2017 to June 30, 2017 and the enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) July 31, 2017. On October 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from June 30, 2017 to December 31, 2017 and the enlargement of the Board to seven members to December 31, 2017, subject to shareholder approval. On December 27, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from December 31, 2017 to March 31, 2018 and the enlargement of the Board to seven members from December 31, 2017 to March 31, 2018, subject to shareholder approval. On March 28, 2018, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from March 31, 2018 to June 30, 2019, the enlargement of the Board to seven members from March 31, 2018 to June 30, 2018, subject to shareholder approval and agreed that interest payments on the outstanding Loan balance for the period commencing on January 1, 2018 and continuing thereafter will be suspended, and each such suspended interest payment will be added to the principal balance of the Loan, and the 12% rate for overdue interest will not apply to such suspended interest.

Credit Agreement

The Amended Credit Agreement terminates on December 31, 2020. The additional availability of $6.5 million under Facility A is available to be drawn until December 31, 2018, subject to monthly borrowing limits based on the achievement of minimum monthly operating profit thresholds. Facility B is postponed and subordinated to Facility A. The Amended Credit Agreement also provides that, if we (or Guarantors, as defined therein) receive any amount from such a customer for the early termination of any contractual arrangement with such customer, the availability under Facility A will be reduced by such amount and the Facility A lenders may reduce the monthly borrowing limits accordingly. The interest rate payable under the original Credit Agreement amount outstanding bears an interest rate of 10% and the increased credit amount of $7.5 million bears an interest rate of US LIBOR (1 month) plus 8%. The US LIBOR rate used for computation of interest will be updated on the first day of each interest period (month). Interest payments on the Credit Facility will be deferred and capitalized annually and added at the end of each calendar year, to the principal balance of the Credit Facility, and thereafter interest shall be calculated on such increased principal balance. To the maximum extent permitted by applicable law, we will pay interest on all overdue amounts, including any overdue interest payments, from the date each of those amounts is due until the date each of those amounts is paid in full. That interest will be calculated daily, compounded monthly and payable on demand of Raycom at a rate per annum of 12%. We have the option to repay all or a portion of loans outstanding under the Amended Credit Facility without premium, penalty or bonus upon prior notice to Raycom and repayment of all interest, fees and other amounts accrued and unpaid under the Credit Facility.

We also agreed to make the following mandatory repayments:

(a) if any of Frankly, Inc., Frankly Media LLC or Frankly Co. completes a debt or equity financing in excess of $10 million, an amount of $2 million within five business days of completion of such financing, unless the debt or equity financing is equal to $10 million or less, then an amount equal to 20% of such financing within five business days of completion of such financing;

(b) commencing on December 31, 2019 and on the last day of the month of each three month period thereafter, an amount of $687,500 per three month period;

(c) proceeds (less actual costs paid and income taxes) on any asset sales; and

(d) commencing on the financial year ending December 31, 2017, and each financial year ending thereafter, 100% of the current year excess cash flow amount in excess of $2 million must be paid to the Lenders as a mandatory repayment amount no later than May 1 of the following year until a total leverage ratio of not more than 3:1 has been met for such fiscal year, at which point 50% of the current year excess cash amount in excess of $2 million will be paid to Raycom as mandatory repayment amounts. Such excess cash flow payments will be applied pro rata to reduce other mandatory payments due thereunder.

In addition, we must maintain certain leverage ratios and interest coverage ratios beginning the fiscal quarter ending June 30, 2019. The leverage ratio is 5.5:1 and 2:1 for the interest coverage ratio. We are also subject to certain covenants relating to, among others, indebtedness, fundamental corporate changes, dispositions, acquisitions and distributions.

Upon an event of default, the Lenders may by written notice terminate the facility immediately and declare all obligations under the Amended Credit Agreement and the related loan documents, whether matured or not, to be immediately due and payable. The Lenders may also as and by way of collateral security, deposit and retain in an interest bearing account, amounts received by the Lenders from us under the Amended Credit Agreement and the related loan documents and realize upon the Security Interest Agreements, Guaranty Agreements and Pledge Agreement, as defined in the Amended Credit Agreement. If we fail to perform any of our obligations under the Amended Credit Agreement and the related loan documents, the Lenders may upon 10 days’ notice, perform such covenant or agreement if capable. Any amount paid by the Lenders under such covenant or agreement will be repaid by us on demand and will bear interest at 12% per annum.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to those for the year ended December 31, 2017, included within our Form 10-K as filed with the SEC on April 2, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

FRANKLY INC.

Dated: August 14, 2018		/s/ Lou Schwartz
	Name:	Lou Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

