Form 10-Q
period 2018-09-30
Frankly Inc
filed 2018-11-14
CIK 1688667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2018, there were 2,660,155 shares of the Company’s common shares, no par value, issued and outstanding.

FRANKLY INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frankly Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,889,377	$1,254,886
Restricted cash	524,115	634,115
Accounts receivable, net	2,193,971	3,483,347
Prepaid expenses and other current assets	273,784	535,111
Total Current Assets	5,881,247	5,907,459

Property & equipment, net	57,780	985,321
Software development costs, net	-	6,972,741
Intangible assets, net	-	6,762,216
Other assets	304,859	311,046
Total Assets	$6,243,886	$20,938,783

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$4,472,804	$5,740,788
Accrued expenses	1,315,594	1,717,030
Capital leases, current portion	-	40,449
Deferred revenue, non-related party	70,566	92,279
Due to related parties	2,476,380	5,090,358
Total Current Liabilities	8,335,344	12,680,904

Non-revolving credit facility, net	20,677,686	12,155,573
Deferred rent	30,674	35,882
Other liabilities	363,820	840,973
Total Liabilities	29,407,524	25,713,332

Commitments and Contingencies (Note 10)

Shareholders’ Deficit
Common shares, no par value, unlimited shares authorized, 2,656,917 and 2,226,861 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Class A restricted voting shares, no par value, unlimited shares authorized, 0 shares outstanding as of September 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	67,099,415	66,127,485
Accumulated deficit	(90,208,144)	(70,836,330)
Accumulated other comprehensive loss	(54,909)	(65,704)
Total Shareholders’ Deficit	(23,163,638)	(4,774,549)
Total Liabilities and Shareholders’ Deficit	$6,243,886	$20,938,783

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Operations and Comprehensive Loss – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total Revenue	$6,047,225	$6,537,308	$17,576,696	$19,390,089

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,739,062	3,307,870	8,052,914	9,142,558
General and administrative (excluding depreciation and amortization)	1,216,535	1,869,037	5,106,030	5,999,894
Selling and marketing	420,363	606,383	1,341,873	2,013,174
Research and development (excluding depreciation and amortization)	737,629	1,212,703	2,568,422	3,161,646
Depreciation and amortization	1,313,485	1,102,576	3,726,729	3,261,933
Impairment expense	12,789,343	-	12,789,343	-
Loss on disposal of assets	-	-	12,823	-
Loss on extinguishment of debt	-	38,287	-	38,287
Transaction costs	(2,110)	-	76,582	-
Nasdaq listing fees	-	943,822	-	943,822
Restructuring expense	-	-	542,210	-
Retention expense	247,548	-	835,647	-
Other expense	-	-	-	27,017
Loss from operations	(13,414,630)	(2,543,370)	(17,475,877)	(5,198,242)

Foreign exchange loss (gain)	3,940	(16,144)	15,608	(20,236)
Interest expense, net	684,230	601,910	1,880,329	1,859,058
Loss before income tax expense	(14,102,800)	(3,129,136)	(19,371,814)	(7,037,064)

Income tax expense	-	-	-	-
Net Loss	$(14,102,800)	$(3,129,136)	$(19,371,814)	$(7,037,064)

Other Comprehensive Net Income (Loss)
Foreign currency translation	5,120	(18,237)	10,795	(14,140)
Comprehensive Loss	$(14,097,680)	$(3,147,373)	$(19,361,019)	$(7,051,204)

Basic and Diluted Net Loss Per Share	$(5.37)	$(1.46)	$(7.97)	$(3.29)

Basic and Diluted Weighted-Average Common and Class A Restricted Voting Shares Outstanding	2,625,888	2,148,332	2,429,640	2,137,172

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Shareholders’ (Deficit) Equity – Unaudited

	Common Shares	Class A Restricted Voting Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)

Balance, December 31, 2017	2,226,861	-	$66,127,485	$(70,836,330)	$(65,704)	$(4,774,549)
Vesting of restricted share units	141,414	-	-	-	-	-
Issuance of common shares	288,642	-	597,524	-	-	597,524
Stock-based compensation	-	-	374,406	-	-	374,406
Net loss	-	-	-	(19,371,814)	-	(19,371,814)
Other comprehensive income	-	-	-	-	10,795	10,795
Balance, September 30, 2018	2,656,917	-	$67,099,415	$(90,208,144)	$(54,909)	$(23,163,638)

Balance, December 31, 2016	2,030,800	97,674	$64,986,368	$(53,642,691)	$(39,466)	$11,304,211
Vesting of restricted share units	54,597	-	-	-	-	-
Exchange of restricted voting shares for common shares	97,674	(97,674)	-	-	-	-
Stock-based compensation	-	-	774,776	-	-	774,776
Net loss	-	-	-	(7,037,064)	-	(7,037,064)
Other comprehensive loss	-	-	-	-	(14,140)	(14,140)
Balance, September 30, 2017	2,183,071	-	$65,761,144	$(60,679,755)	$(53,606)	$5,027,783

See accompanying notes to the condensed consolidated financial statements.

Frankly Inc. and Subsidiaries

Condensed Consolidated Statements of

Cash Flows – Unaudited

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(19,371,814)	$(7,037,064)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	3,726,729	3,261,933
Amortization of debt discount	388,131	405,788
Amortization of deferred financing costs	35,329	80,652
Stock-based compensation expense	374,406	774,776
Deferred interest	1,298,653	-
Impairment expense	12,789,343	-
Loss on disposal of assets	12,823	-
Loss on extinguishment of debt	-	38,287
Provision for bad debt expense	687,806	-

Changes in assets and liabilities:
Accounts receivable	601,570	499,840
Prepaid expenses and other current assets	256,695	(265,416)
Other assets	6,187	130,205
Accounts payable	(1,256,982)	448,127
Accrued expenses	(402,367)	(421,451)
Deferred revenue	(21,713)	25,901
Due to / from related parties	(2,613,978)	1,359,275
Deferred rent and other liabilities	115,163	30,476
Net cash used in operating activities	(3,374,019)	(668,671)

Cash flows from investing activities
Capitalized software costs	(1,856,214)	(2,444,766)
Purchases of property & equipment	(19,817)	(93,667)
Proceeds from sale of intangible assets or equipment	9,635	-
Net cash used in investing activities	(1,866,396)	(2,538,433)

Cash flows from financing activities
Restricted cash	110,000	-
Revolving credit facility payments	-	(1,375,474)
Capital lease payments	(40,449)	(127,622)
Proceeds from non-revolving credit facility	6,800,000	(64,615)
Net cash provided by (used in) financing activities	6,869,551	(1,567,711)

Effect of exchange rate changes on cash	5,355	(2,243)
Net change in cash and cash equivalents	1,634,491	(4,777,058)

Cash and cash equivalents at beginning of period	1,254,886	6,053,203
Cash and cash equivalents at end of period	$2,889,377	$1,276,145

Supplemental cash flow disclosure
Cash paid for interest	123,421	1,138,557
Cash paid for income taxes	-	-
Issuance of common shares to settle retention plan	597,524	-

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

As of September 30, 2018, the Company has an accumulated deficit of $90.2 million, representative of recurring losses since inception. The Company had not generated positive cash flow from operations since inception when excluding changes in working capital, until the second quarter of 2018, after implementation of various cost savings initiatives. Beginning January 1, 2018, the billing for all services provided to Raycom Media, Inc. (“Raycom”), a related party, are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($1,588,994 as of September 30, 2018) and Raycom will not be required to make cash payments for services provided by the Company until the balance has been fully repaid. The Company has recently had several customers provide notice that they plan to terminate their current customer agreements with the Company on or about December 31, 2018. Raycom, a significant customer of the Company which accounted for 19% of the Company’s revenue for the nine months ended September 30, 2018, is in the process of a pending merger with Gray Television, Inc. Raycom has given the Company notification that it will terminate its existing customer agreement with the Company on December 31, 2018. Separately, five other of the Company’s customers, including one other significant customer which accounted for 12% of the Company’s revenue for the nine months ended September 30, 2018, have provided notice that their current customer agreements with the Company will terminate without renewal on or before December 31, 2018 (together with Raycom, the “Customer Terminations”). In the aggregate, these terminations represent a significant percentage of the Company’s total revenue and are expected to have a material negative impact on the Company’s 2019 revenues and related income (loss). These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of its financial statements.

To reduce its operating cash needs, in February 2018, the Company executed a reduction-in-force that removed approximately 20 full-time employees from its headcount. In addition, the Company subleased its remaining office space in San Francisco, CA and is pursuing other areas where operating expenses can be reduced, including moving into a smaller space near its current Long Island City, New York headquarters.

On March 13, 2018, the Company received $1.0 million under the existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 7, 2018, the Company entered into an amendment of the 2016 credit agreement, whereby Raycom provided the Company with an additional $7.3 million of funding, which was paid in installments over a six-month period. The $1.0 million advanced to the Company on March 13, 2018 was included in the additional $7.3 million funding noted above. As of September 30, 2018, $6.8 million of the $7.3 million had been funded and the remaining $500,000 was funded on October 2, 2018. As of October 2, 2018, the total outstanding principal balance under the amended credit agreement was $21.8 million. On October 15, 2018, the Company amended its amended credit agreement with Raycom to reduce its principal debt balance from $21.8 million (includes $300,000 due to Cordillera) plus accrued interest of $1,298,653 as of September 30, 2018 to $10.0 million (Note 11). With the Customer Terminations described above, the Company will continue efforts to reduce costs and increase revenue, and will need to complete financing or a strategic transaction to provide cash necessary to continue operations into 2019 and beyond. There can be no assurance that the Company will achieve these actions necessary to sustain the Company’s operations and execute its business plan through the next 12 months from the date of this filing.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

Accounts Receivable and Concentrations of Risk

Accounts receivable are subject to credit risk and as of September 30, 2018 and December 31, 2017, two customers each accounted for greater than 10% of the Company’s accounts receivable balance, respectively. In total, these customers accounted for 47% and 26% of the Company’s accounts receivable balance as of September 30, 2018 and December 31, 2017, respectively. Additionally, approximately 54% and 36% of the Company’s revenue for the nine months ended September 30, 2018 and 2017, respectively, was generated from three and two customers, respectively, that each accounted for greater than 10% of the Company’s total revenue. Two of the three customers have recently provided notice that they plan to terminate their current customer agreements with the Company on or about December 31, 2018 (See Note 1). The allowance for doubtful accounts was $757,806 and $70,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

The following table summarizes the changes in the restructuring liability (included in accrued expenses) for the periods presented, by each major type of cost associated with the restructuring activity:

	One-time
	Termination	Contract
	Benefits	Costs	Total

Balance, December 31, 2017	$-	$-	$-
Restructuring expense	443,134	99,076	542,210
Payments	(443,134)	-	(443,134)
Balance, September 30, 2018	$-	$99,076	$99,076

5. Related Party Transactions and Balances

The Company has several significant shareholders as follows: Raycom Media Inc. (“Raycom”), SKP America LLC (“SKP America”) and Gannaway Entertainment Inc. (“GEI”) which each owned approximately 20.6%, 20.5% and 6.7%, respectively, as of September 30, 2018 and 24.6%, 24.5% and 8.0%, respectively, as of December 31, 2017 of the aggregate common shares and Class A restricted voting shares.

The following table summarizes related party balances in the condensed consolidated balance sheets for the periods presented:

	September 30,	December 31,
Amounts Due (to) from Related Parties	2018	2017
	(Unaudited)

Non-revolving credit facility, net
Raycom	$20,677,686	$12,155,573

Due (to) from Raycom:
Accounts receivable, net	-	427,489
Prepaid expenses and other current assets	-	-
Accounts payable	(419,789)	(275,960)
Accrued expenses	(467,597)	(432,802)
Deferred revenue	(1,588,994)	(4,896,585)
Total due to Raycom	(2,476,380)	(5,177,858)

Due from Mobdub:
Prepaid expenses and other current assets	-	87,500
Total due from Mobdub	-	87,500
Total due to related parties	$(2,476,380)	$(5,090,358)

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The following table summarizes related party transactions in the condensed consolidated statements of operations and comprehensive loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue (Expense) from Related Parties	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Raycom:
Revenue	$1,175,777	$1,272,827	$3,594,398	$3,920,180
Interest on non-revolving credit facility	(658,849)	(508,646)	(1,722,116)	(1,525,637)
Interest on the Advance Agreement	(25,385)	(78,021)	(157,946)	(234,062)
	491,543	686,160	1,714,336	2,160,481

Mobdub:
License fees	(29,167)	(29,167)	(87,500)	(87,500)
	(29,167)	(29,167)	(87,500)	(87,500)

	$462,376	$656,993	$1,626,836	$2,072,981

Raycom

As partial consideration for the acquisition of Worldnow on August 25, 2015, the Company issued a $4,000,000 promissory note to Raycom and 397,126 Class A restricted voting shares (Note 3). The note bore interest at 5% per annum and was due on August 31, 2016 (Note 7). Raycom was a customer and significant shareholder of Worldnow and, subsequent to the acquisition of Worldnow, remains a customer and significant shareholder of Frankly. Accordingly, during the nine months ended September 30, 2018 and 2017, revenue-related transactions and balances with Raycom arose in the ordinary course of business.

On September 1, 2016, the Company completed the closing of its financing with Raycom (Note 7). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit (collectively, the “Loan”). The proceeds were used to pay down $14 million of the $15 million outstanding promissory notes. In addition, Raycom converted the remaining $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 common share purchase warrants to Raycom. The Loan was recorded at fair value of $11,578,593 with the remaining $2,921,407 being allocated to the warrants. On March 13, 2018, the Company received $1.0 million of the additional $1.5 million available under the Loan, bringing the total outstanding principal balance to $15.5 million.

On May 7, 2018, the Company entered into an amendment of the Loan between the Company and Raycom (Note 7), whereby Raycom agreed to provide the Company with an additional $7.5 million of funding, to be paid in installments over a six-month period, subject to the Company’s achievement of certain operational milestones. The $1.0 million Raycom advanced to the Company under the credit agreement on March 13, 2018 is included in the additional $7.5 million funding. During the second and third quarter of 2018 the Company received $5.8 million of the additional $6.5 million available under the credit facility with Raycom. The total principal outstanding on the Loan as of September 30, 2018 was $21.3 million (Note 7).

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

The carrying value of the Loan at September 30, 2018 and December 31, 2017, net of debt discount and deferred financing costs, was $20,677,686 and $12,155,573, respectively. Interest expense on the Loan for the three and nine months ended September 30, 2018 and 2017, amounted to $658,849, $1,722,116, $508,646 and $1,525,637, respectively, and is presented within interest expense, net on the consolidated statements of operations and comprehensive loss.

On December 22, 2016, Raycom pre-paid $3 million of future fees for services to be provided by the Company (the “Advance Agreement”). On March 30, 2017, the Company entered into an amendment to the Advance Agreement pursuant to which Raycom pre-paid an additional $2 million of future fees for services to be provided by the Company. In connection with the Advance Agreement, the Company recognized interest expense of $157,946 and $234,062, for the nine months ended September 30, 2018 and 2017, respectively. All services provided by the Company to Raycom since January 1, 2018 are being applied to the Advance Agreement balance. As of September 30, 2018, deferred revenue and accrued interest under the Advance Agreement amounted to $1,588,994 and $467,597, respectively.

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

6. Long-Lived Assets

All of the Company’s long-lived assets are domiciled in the U.S. Depreciation and amortization expense for long-lived assets was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Depreciation of property and equipment	$99,486	$151,281	$357,513	458,616
Amortization of capitalized software	995,665	732,961	2,714,214	2,148,315
Amortization of other intangibles	218,334	218,334	655,002	655,002
Total depreciation and amortization	$1,313,485	$1,102,576	$3,726,729	$3,261,933

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Property and Equipment, Net

The following table summarizes property and equipment, net, including assets held under capital lease:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Cost:
Office and computer equipment and software	$1,759,717	$2,064,676
Leasehold improvements	603,978	603,978
	2,363,695	2,668,654

Accumulated depreciation and amortization:
Office and computer equipment and software	(1,383,696)	(1,416,140)
Leasehold improvements	(354,831)	(267,193)
	(1,738,527)	(1,683,333)
Accumulated impairment:
Office and computer equipment and software	(318,241)
Leasehold improvements	(249,147)	-
	(567,388)	-

	$57,780	$985,321

Depreciation expense for assets held under capital lease for the three and nine months ended September 30, 2018 and 2017, respectively, was $0, $0, $35,400 and $107,299. The net carrying value of assets held under capital lease was $0 and $262,747 as of September 30, 2018 and December 31, 2017, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Customer Terminations discussed in Note 1 were a strong indicator that the carrying amount of the Company’s long-lived assets would not be recoverable. The Company performed a recoverability test as of September 30, 2018 and concluded the carrying amounts of its long-lived assets were not recoverable. Considering the impact of the Customer Terminations, the Company is forecasting negative cash flows in 2019 and beyond which do not support the carrying value of its long-lived assets. As a result of applying ASC 360-10-35-36 - Measuring an impairment – Step 3, the Company recorded impairment expense of approximately $12.8 million in the third quarter of 2018, which was comprised of a full impairment of its capitalized software development costs and customer relationship intangible assets, which each had carrying values prior to impairment of approximately $6.1 million as of September 30, 2018, as well as impairment expense of approximately $567,000 to property and equipment.

Software Development Costs, Net

The following table summarizes software development costs, net for the periods presented:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Cost	$13,977,003	$12,120,789
Accumulated amortization	(7,862,262)	(5,148,048)
Accumulated impairment	(6,114,741)	-
	$-	$6,972,741

During the nine months ended September 30, 2018 and 2017, the Company capitalized software development costs of $1,856,214 and $2,444,766, respectively. In addition, as of September 30, 2018, the Company recorded a full impairment of the remaining carrying value of its software development costs assets, as discussed above.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Intangible Assets, Net

The following table summarizes intangible assets, net for the periods presented:

	September 30,	December 31,
	2018	2017
	(Unaudited)
Cost:
Broadcast relationships, 12-year useful life	$7,600,000	$7,600,000
Advertiser relationships, 5-year useful life	1,200,000	1,200,000
	8,800,000	8,800,000

Accumulated amortization:
Broadcast relationships	(1,952,786)	(1,477,784)
Advertiser relationships	(740,000)	(560,000)
	(2,692,786)	(2,037,784)
Accumulated impairment:
Broadcast relationships	(5,647,214)	-
Advertiser relationships	(460,000)	-
	(6,107,214)	-

	$-	$6,762,216

As of September 30, 2018, the Company recorded a full impairment of the remaining carrying value of its customer relationship intangible assets, as discussed above.

7. Debt

Non-revolving Credit Facility

On September 1, 2016, the Company completed the closing of its financing with Raycom, a related party (Note 5). The Company received a non-revolving term line of credit from Raycom in the principal amount of $14.5 million and, subject to approval of Raycom, an additional available $1.5 million non-revolving line of credit. In addition, Raycom converted $1.0 million of its existing $4.0 million promissory note from the Company into 150,200 common shares of the Company and the Company issued 871,160 warrants to Raycom entitling the holder of each warrant to acquire one common share of the Company upon exercise of each warrant at a price per common share equal to CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016). The warrants will expire on the earlier of: (i) the repayment of the Loan in accordance with its terms; and (ii) 5 years. To the extent that there is a mandatory repayment of any portion of the principal balance of the Loan, a proportionate number of the warrants will have their term reduced to the later of one year from issuance and 30 days from the date of such repayment. On March 13, 2018, the Company received $1.0 million of the additional $1.5 million available under the Loan, bringing the total outstanding principal balance to $15.5 million.

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

The debt discount of $2,921,407 is being amortized to interest expense, net on the consolidated statements of operations and comprehensive loss using the effective-interest method. Amortization of debt discount included in interest expense, net for the three and nine months ended September 30, 2018 and 2017 amounted to $132,454, $388,131, $132,826 and $405,788, respectively. In accordance with ASC 470-50 - Debt Modifications and Extinguishments, the Company accounted for the refinancing transaction as an extinguishment of debt. The Company incurred legal fees directly related to the refinancing of $206,805, which were recorded as deferred financing costs and recorded against the carrying value of the Loan. Amortization of deferred financing costs included in interest expense, net for the three and nine months ended September 30, 2018 and 2017 amounted to $12,925, $35,329, $10,340 and $35,328, respectively.

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

On May 7, 2018, the Company amended and restated the Loan (the “Amended Loan”) to increase the amount of funding available under the Loan by $7.5 million. The Amended Loan supersedes the original Loan. The $1.0 million that was advanced by Raycom to the Company on March 13, 2018 is included in the $7.5 million funding increase, bringing the total amount provided to the Company under the Amended Loan to $22 million. Of the $7.5 million, the Company’s customer Cordillera Communications (“Cordillera” and together with Raycom, the “Lenders”) is participating as a lender for up to $300,000. Under the Amended Loan, outstanding term loans in the amount of $14.5 million were characterized as Term B Loans under a non-revolving term loan facility in such amount (“Facility B”) and an outstanding term loan in the amount of $1.0 million was characterized as a Term A Loan under a non-revolving term loan facility in the amount of $7.5 million (“Facility A”). During the second and third quarter of 2018, the Company received an additional $5.8 million of the $7.5 million available under Facility A. The total principal outstanding on the Amended Loan as of September 30, 2018 was $21.3 million. Refer to Note 11 for amendment made to the Amended Loan on October 15, 2018.

The Company determined that the amendment of the Loan with Raycom was considered a troubled debt restructuring within the scope of ASC 470-60, “Debt – Troubled Debt Restructurings”, as the Company was determined to be experiencing financial difficulties and was granted a concession by the lender. Accordingly, the Company expensed financing costs, consisting of third party legal fees, associated with the amendment to the Loan of $47,350 to transaction costs on the consolidated statements of operations and comprehensive loss. Further, for purposes of amortization of the debt discount, a new effective interest rate was established based on the carrying value of the Loan at the time of the amendment and the revised cash flows of the Amended Loan.

The Amended Loan terminates on December 31, 2020. The additional availability of $6.5 million under Facility A is available to be drawn until December 31, 2018, subject to monthly borrowing limits based on the achievement of minimum monthly operating profit thresholds. Facility B is postponed and subordinated to Facility A. The Amended Loan also provides that, if the Company (or Guarantors, as defined therein) receive any amount from such a customer for the early termination of any contractual arrangement with such customer, the availability under Facility A will be reduced by such amount and the Facility A lenders may reduce the monthly borrowing limits accordingly. As a result, the amount available under Facility A was reduced from $7.5 million to $7.3 million in the third quarter of 2018.

The interest rate payable under the Facility B is 10% and the increased credit amount of $7.5 million, Facility A, bears an interest rate of U.S. LIBOR (1 month) plus 8%. The U.S. LIBOR rate used for computation of interest will be updated on the first day of each interest period (month). Interest payments on the Amended Loan will be deferred and compounded annually at the end of each calendar year, to the principal balance of the Amended Loan, and thereafter interest shall be calculated on such increased principal balance.

To the maximum extent permitted by applicable law, the Company will pay interest on all overdue amounts, including any overdue interest payments, from the date each of those amounts is due until the date each of those amounts is paid in full. That interest will be calculated daily, compounded monthly and payable on demand of Raycom at a rate per annum of 12%. The Company has the option to repay all or a portion of principal outstanding under the Amended Loan without premium, penalty or bonus upon prior notice to Raycom and repayment of all interest, fees and other amounts accrued and unpaid under the Amended Loan.

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

Letter of Credit – Western Alliance Bank

On August 31, 2016, in lieu of a security deposit under the lease dated October 26, 2010, with Metropolitan Life Insurance Company, for real property located at 27-01 Queens Plaza North, Long Island City, NY, Frankly Media LLC entered into a standby letter of credit with Western Alliance Bank for an amount of $500,000 (the “Letter of Credit”). For each advance, interest will accrue at a rate equal to the sum of (i) the Base Rate (as defined below), plus (ii) 3.50%, provided that such interest rate will change from time to time as the Base Rate changes. The “Base Rate” means the rate of interest used as the reference or base rate to establish the actual rates charged on commercial loans and which is publicly announced or reported from time to time by the Wall Street Journal as the “prime rate.” Interest will accrue from the date of the advance until such advance is paid in full. The Company has granted Western Alliance Bank a security interest in a $524,115 controlled cash deposit account together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits hereafter made to the account; (iii) any and all proceeds from the account; and (iv) all renewals, replacements and substitutions for any of the foregoing. As of September 30, 2018 and December 31, 2017, no advances were made under the Letter of Credit. The cash security interest of $524,115 is presented within restricted cash on the consolidated balance sheets.

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

Shares Issued During the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, the Company issued a total of 141,414 common shares for employee and director restricted stock units (“RSUs”) that vested. In addition, on May 24, 2018, the Company issued 288,642 common shares to employees to settle a portion of the liability associated with the employee retention plan.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

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

Based on the number of outstanding options and RSUs as of September 30, 2018 and RSUs vested through September 30, 2018, the Company had 166,150 options or RSUs remaining for issuance under the Restated Plan.

Total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was $42,518, $374,406, $262,604 and $774,776, respectively. The Company did not recognize any tax benefits for stock-based compensation during any of the periods presented.

Stock Options

The following table sets forth the activity for the Company’s stock options during the periods presented:

		Weighted Average
				Remaining
		Exercise	Grant Date	Contractual
	Shares	Price	Fair Value	Term (Years)

Balance, December 31, 2016	245,762	$19.52	$9.10	8.71
Adjustment - Balance, December 31, 2016	(53)	-	-
Granted	74,327	5.48	2.81
Exercised	-	-	-
Forfeited or canceled	(50,431)	18.21	9.30
Canceled (Option Replacement)	(193,339)	19.90	9.11
Granted (Option Replacement)	113,677	5.30	9.11
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Vested and expected to vest, December 31, 2017	183,924	$5.48	$6.65	8.20
Exercisable, December 31, 2017	69,567	$5.73	$10.17	7.33

Unaudited interim activity:
Balance, December 31, 2017	189,943	$5.47	$6.58	8.22
Granted	-	-	-
Exercised	-	-	-
Forfeited or canceled	(125,009)	5.55	7.92
Balance, September 30, 2018	64,934	$5.33	$4.00	7.89
Vested and expected to vest, September 30, 2018	63,158	$5.33	$4.02	7.88
Exercisable, September 30, 2018	29,407	$5.31	$4.78	7.63

The aggregate intrinsic value of outstanding and exercisable stock options as of September 30, 2018 is $0.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Restricted Share Units

The following table sets forth the activity for the Company’s RSUs for the periods presented:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Balance, December 31, 2016	76,731	$7.31
Adjustment - Balance, December 31, 2016	(7)	-
Granted	201,507	3.11
Vested	(98,387)	5.04
Forfeited or canceled	(754)	6.44
Balance, December 31, 2017	179,090	$3.84

Unaudited interim activity:
Balance, December 31, 2017	179,090	$3.84
Granted	-	-
Vested	(141,414)	3.13
Forfeited or canceled	(18,964)	6.80
Balance, September 30, 2018	18,712	$6.17

Unrecognized compensation cost related to the Company’s non-vested RSUs was $29,444 as of September 30, 2018, and is expected to be recognized from 2018 through 2020.

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

On September 30, 2017, the defendants filed a motion to dismiss the complaint. On October 11, 2017 the plaintiffs filed an amended complaint. On October 31, 2017 the defendants filed a motion to dismiss the amended complaint. On March 12, 2018, the plaintiffs in the GEI complaint voluntarily terminated their case. On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in the California Superior Court, San Francisco County. By order dated September 18, 2018, the state court granted the defendants’ motion to compel arbitration of the matter in New York and staying further proceedings in the state court action. On October 22, 2018, the Gannaway plaintiffs filed a two-count arbitration demand with the American Arbitration Association in New York seeking unspecified damages from the Company, Steve Chung, SKP America, LLC and Louis Schwartz. The Company is reviewing the demand with its counsel and believes that the claims are without merit. The Company intends to defend the claims vigorously.

Frankly Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements – Unaudited

Operating Lease Commitments

The Company is obligated under multiple non-cancellable operating leases for office space, expiring in 2019 through 2023. The Company has three subleases for its excess office space as of September 30, 2018.

The future aggregate minimum lease payments under these non-cancellable operating leases, without regard to subleases, are payable as follows as of September 30, 2018:

Payments Due During the Years Ending September 30,	Total

2019	$1,422,568
2020	955,761
2021	852,908
2022	852,908
2023	355,378
Thereafter	-
Total	$4,439,523

Employee Benefit Plan

The Company’s subsidiaries, Frankly Co. and Frankly Media, have a 401(k) plan (the “Plan”), which covers all eligible employees. Under the Plan, employees may contribute from their gross salaries on a before tax basis up to annual statutory limits determined each year.

11. Subsequent Events

The Company has evaluated subsequent events through November 14, 2018 which is the date these unaudited interim condensed consolidated financial statements were available to be issued, and determined that there have been no events that have occurred that would require adjustments to or disclosure in the unaudited interim condensed consolidated financial statements except for the transactions described below.

Amendment to credit agreement with Raycom

On October 15, 2018, the Company amended its credit agreement with Raycom to reduce its principal debt balance due under the Amended Loan as of October 2, 2018 from $21,800,000 (includes $300,000 due to Cordillera) plus accrued interest of $1,298,653 as of September 30, 2018 (together the “Loan Balance”) to $10,000,000 (“New Loan Balance”) as of October 1, 2018. In addition, the Amended Loan was amended as follows:

a. Commencing on October 1, 2018, interest under the Amended Loan will accrue on the New Loan Balance at the annual rate of 10%.

b. The maturity date of the New Loan Balance was revised to September 30, 2021. The New Loan Balance along with all accrued interest will be due on the revised maturity date. All interest payments on the New Loan Balance will be deferred and made on the revised maturity date.

c. Commencing on October 1, 2018, various provisions of the Amended Loan will no longer be operative, which primarily removed all scheduled mandatory principal repayments and financial covenants under the Amended Loan. In addition, the deleted provisions under the Amended Loan reduced the scope of events that qualify as events of default.

d. The Company’s debt to Cordillera under the Amended Loan has been extinguished and Cordillera is no longer party to the Amended Loan as of October 1, 2018.

In addition to the above amendment to the Amended Loan, Raycom exercised its right to terminate its website agreement, with such termination to be effective as of December 31, 2018. The deferred revenue balance under the website agreement of $1,588,994 as of September 30, 2018 will continue to be reduced by monthly billings to Raycom under the website agreement through its December 31, 2018 termination date. The remaining balance owed by the Company to Raycom as of December 31, 2018 under the Advance Agreement, comprised of deferred revenue and accrued interest, will be forgiven in full on that date.

Legal Proceedings

On October 22, 2018, the Gannaway plaintiffs filed a two-count arbitration demand with the American Arbitration Association in New York seeking unspecified damages from the Company, Steve Chung, SKP America, LLC and Louis Schwartz. The Company is reviewing the demand with its counsel and believes that the claims are without merit. The Company intends to defend the claims vigorously.

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

We generate revenues by charging monthly recurring software licensing fees, variable usage fees for our platform and sharing digital advertising revenue with our customers. We enter into written contracts with our customers pursuant to which we provide access to our online, software-as-a-service, content management platform. These contracts typically cover the use of the platform and ancillary services such as delivery and storage of video content, and access to ad-serving and analytics functionality. Many of these agreements also grant us the right to sell online advertising inventory on behalf of the customer pursuant to a revenue sharing arrangement with the customer. Our agreements are generally for a three-year term. We bill our customers monthly or quarterly for the fees associated with the software license, and monthly in arrears for variable usage fees incurred by a customer’s use of our platform. We generally make advertising revenue share payments to our customers on a quarterly basis.

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

We have recently had several customers provide notice that they plan to terminate their current customer agreements with us on or about December 31, 2018. Raycom, a significant customer of ours which accounted for 19% of our revenue for the nine months ended September 30, 2018, is in the process of a pending merger with Gray Television, Inc. Raycom has given us notification that it will terminate its existing customer agreement with us on December 31, 2018. Separately, five other of our customers, including one other significant customer which accounted for 12% of our revenue for the nine months ended September 30, 2018, have provided notice that their current customer agreements with us will terminate without renewal on or before December 31, 2018. In the aggregate, these terminations represent a significant percentage of our total revenue and are expected to have a material negative impact on our 2019 revenues and related income (loss).

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

The following unaudited table presents the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Loss	$(14,102,800)	$(3,129,136)	$(19,371,814)	$(7,037,064)
Interest expense, net	684,230	601,910	1,880,329	1,859,058
Income tax expense	-	-	-	-
Depreciation and amortization	1,313,485	1,102,576	3,726,729	3,261,933
Impairment expense	12,789,343	-	12,789,343	-
Stock-based compensation	42,518	262,604	374,406	774,776
Loss on disposal of assets	-	-	12,823	-
Loss on extinguishment of debt	-	38,287	-	38,287
Transaction costs	(2,110)	-	76,582	-
Nasdaq listing fees	-	943,822	-	943,822
Restructuring expense	-	-	542,210	-
Retention expense	247,548	-	835,647	-
Other expense	-	-	-	27,017
Adjusted EBITDA	$972,214	$(179,937)	$866,255	$(132,171)

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Variance

Total Revenue	$6,047,225	$6,537,308	$(490,083)

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	2,739,062	3,307,870	(568,808)
General and administrative (excluding depreciation and amortization)	1,216,535	1,869,037	(652,502)
Selling and marketing	420,363	606,383	(186,020)
Research and development (excluding depreciation and amortization)	737,629	1,212,703	(475,074)
Depreciation and amortization	1,313,485	1,102,576	210,909
Impairment expense	12,789,343	-	12,789,343
Loss on extinguishment of debt	-	38,287	(38,287)
Transaction costs	(2,110)	-	(2,110)
Nasdaq listing fees	-	943,822	(943,822)
Retention expense	247,548	-	247,548
Loss from operations	(13,414,630)	(2,543,370)	(10,871,260)

Foreign exchange (gain) loss	3,940	(16,144)	20,084
Interest expense, net	684,230	601,910	82,320
Loss before income tax expense	(14,102,800)	(3,129,136)	(10,973,664)

Income tax expense	-	-	-
Net Loss	$(14,102,800)	$(3,129,136)	$(10,973,664)

The following is a breakdown of total revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017	Variance
Revenue:
License fees	$2,488,765	$2,588,798	$(100,033)
Advertising	2,720,641	2,775,704	(55,063)
Usage fees	523,878	712,074	(188,196)
Professional services and other	313,941	460,732	(146,791)
Total Revenue	$6,047,225	$6,537,308	$(490,083)

License fees

License fees for the three months ended September 30, 2018 was $2.5 million compared to $2.6 million for the comparable period of 2017, a decrease of $0.1 million. When excluding one-time non-recurring license fees of approximately $0.2 million recognized during the three months ending September 30, 2018, there was a decrease of approximately $0.3 million between the periods presented. The decrease was due to customer losses on CMS license fees, partially offset by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the three months ended September 30, 2018 was $2.7 million compared to $2.8 million for the comparable period of 2017, a decrease of $0.1 million. The decrease was primarily due to a decrease in local advertising revenue of $0.4 million resulting from the removal of low-margin local advertising products offered by the Company, partially offset by an increase in national advertising revenue of $0.4 million due primarily due to increased traffic.

Usage fees

Usage fees for the three months ended September 30, 2018 were $0.5 million compared to $0.7 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to a decrease in local ad serving fees primarily due to one large client moving off of our ad server beginning May 2018.

Professional services and other

Professional services and other for the three months ended September 30, 2018 was $0.3 million compared to $0.5 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was due to less ad hoc professional services engagements in the 2018 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the three months ended September 30, 2018 was $2.7 million compared to $3.3 million for the comparable period of 2017, a decrease of $0.6 million. The decrease was primarily due to a reduction of content delivery network fees due to transition of these costs to alternative vendors with reduced rates and direct costs associated with local advertising revenue which correlates with the reduction in local advertising revenue discussed above. There were also decreases to ad serving costs and technology license fees used in service delivery. These were partially offset by an increase in revenue sharing expense due to increase in national advertising revenue and infrastructure costs as we transition our on-premises infrastructure to the Amazon cloud environment.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the three months ended September 30, 2018 was $1.2 million compared to $1.9 million for the comparable period of 2017, a decrease of $0.7 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide reduction-in-force (“RIF”) which was implemented in mid February 2018. In addition to the above, there was a significant reduction in rent and rent related expenses and travel and entertainment expense associated with the closure of the San Francisco office.

Selling and marketing

Selling and marketing expense for the three months ended September 30, 2018 was $0.4 million compared to $0.6 million for the comparable period of 2017, a decrease of $0.2 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018.

Research and development (excluding depreciation and amortization)

Research and development expense for the three months ended September 30, 2018 was $0.7 million compared to $1.2 million for the comparable period of 2017, a decrease of approximately $0.5 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF which was implemented by the Company in mid February 2018.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2018 was $1.3 million compared to $1.1 million for the comparable period of 2017, an increase of approximately $0.2 million. The increase was due to our next generation CMS products being placed into service as we began on-boarding existing customers onto our new platform.

Impairment expense

Impairment expense for the three months ended September 30, 2018 was $12.8 million compared to $0 for the comparable period of 2017, an increase of approximately $12.8 million. The increase was due to full impairment of our customer relationship intangible assets and capitalized software development costs which each had carrying values prior to impairment of $6.1 million as of September 30, 2018 as well as property and equipment impairment of approximately $567,000. The impairment was driven by the Customer Terminations described in this Form 10-Q.

Nasdaq listing fees

Nasdaq listing fees for the three months ended September 30, 2018 were $0 compared to $0.9 million for the comparable period of 2017, a decrease of approximately $0.9 million. The decrease was due to write-off of all deferred financing costs associated with our registration process in the U.S. in the third quarter of 2017. As a result of the GEI complaint filed on July 21, 2017, we decided to terminate the U.S. IPO.

Retention expense

Retention expense was $0.2 million for the three months ended September 30, 2018 compared to $0 for the comparable period of 2017, an increase of approximately $0.2 million. The increase was due to an accrual of $248,000 in the third quarter of 2018 relating to the second phase of our employee retention plan which was initially rolled out in connection with the strategic investor search in the fourth quarter of 2017. As the strategic process was unsuccessful, the second phase of the employee retention plan was rolled out in the third quarter of 2018.

Interest expense, net

Interest expense, net was $0.7 million for the three months ended September 30, 2018 compared to $0.6 million for the comparable period of 2017, an increase of approximately $0.1 million. In 2018, we received an additional $6.8 million of the $7.5 million available under the Term A facility with Raycom.

Income tax expense

No income tax expense was recognized during the periods presented.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Variance

Total Revenue	$17,576,696	$19,390,089	$(1,813,393)

Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	8,052,914	9,142,558	(1,089,644)
General and administrative (excluding depreciation and amortization)	5,106,030	5,999,894	(893,864)
Selling and marketing	1,341,873	2,013,174	(671,301)
Research and development (excluding depreciation and amortization)	2,568,422	3,161,646	(593,224)
Depreciation and amortization	3,726,729	3,261,933	464,796
Impairment expense	12,789,343	-	12,789,343
Loss on disposal of assets	12,823	-	12,823
Loss on extinguishment of debt	-	38,287	(38,287)
Transaction costs	76,582	-	76,582
Nasdaq listing fees	-	943,822	(943,822)
Restructuring expense	542,210	-	542,210
Retention expense	835,647	-	835,647
Other expense	-	27,017	(27,017)
Loss from operations	(17,475,877)	(5,198,242)	(12,277,635)

Foreign exchange (gain) loss	15,608	(20,236)	35,844
Interest expense, net	1,880,329	1,859,058	21,271
Loss before income tax expense	(19,371,814)	(7,037,064)	(12,334,750)

Income tax expense	-	-	-
Net Loss	$(19,371,814)	$(7,037,064)	$(12,334,750)

The following is a breakdown of total revenue for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	Variance
Revenue:
License fees	$7,536,053	$7,773,859	$(237,806)
Advertising	7,330,091	8,026,011	(695,920)
Usage fees	1,837,702	2,362,983	(525,281)
Professional services and other	872,850	1,227,236	(354,386)
Total Revenue	$17,576,696	$19,390,089	$(1,813,393)

License fees

License fees for the nine months ended September 30, 2018 were $7.5 million compared to $7.7 million for the comparable period of 2017, a decrease of $0.2 million. When excluding one-time non-recurring license fees of approximately $0.5 million recognized during the nine months ending September 30, 2018, there was a decrease of approximately $0.7 million between the periods presented. The decrease was due to customer losses on CMS license fees, partially offset by growth in our next generation mobile and OTT application license fees.

Advertising

Advertising revenue for the nine months ended September 30, 2018 was $7.3 million compared to $8.0 million for the comparable period of 2017, a decrease of $0.7 million. The decrease was primarily due to a decrease in local advertising revenue between the two periods resulting from the removal of low-margin local advertising products offered by the Company.

Usage fees

Usage fees for the nine months ended September 30, 2018 were $1.8 million compared to $2.3 million for the comparable period of 2017, a decrease of $0.5 million. The decrease was primarily due to a decrease in content delivery network fees and correlates with the reduction in CMS license fees discussed above as well as a decrease in local ad serving fees primarily due to one large client moving off of our ad server beginning May 2018.

Professional services and other

Professional services and other for the nine months ended September 30, 2018 was $0.9 million compared to $1.2 million for the comparable period of 2017, a decrease of $0.3 million. The decrease was due to less ad hoc professional services engagements in the 2018 period.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue for the nine months ended September 30, 2018 was $8.0 million compared to $9.1 million for the comparable period of 2017, a decrease of $1.1 million. The decrease was primarily due to a reduction of content delivery network fees due to transition of these costs to alternative vendors with reduced rates and direct costs associated with local advertising revenue which correlates with the reduction in local advertising revenue discussed above. There were also decreases to ad serving costs and technology license fees used in service delivery. These were partially offset by an increase in revenue sharing expense due to increase in national advertising revenue and infrastructure costs as we transition our on-premises infrastructure to the Amazon cloud environment.

General and administrative (excluding depreciation and amortization)

General and administrative expense for the nine months ended September 30, 2018 was $5.1 million compared to $6.0 million for the comparable period of 2017, a decrease of $0.9 million. When excluding a large bad debt reserve in the amount of $0.7 million which was recognized in the first quarter of 2018 relating to one advertising customer, the decrease between the periods was $1.5 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF. In addition to the above, there was a significant reduction in rent and rent related expenses and travel and entertainment expense associated with the closure of the San Francisco office.

Selling and marketing

Selling and marketing expense for the nine months ended September 30, 2018 was $1.3 million compared to $2.0 million for the comparable period of 2017, a decrease of $0.7 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF. In addition, in the 2018 period, there was a reduction in expenses incurred associated with the Company’s presence at the NAB tradeshow.

Research and development (excluding depreciation and amortization)

Research and development expense for the nine months ended September 30, 2018 was $2.6 million compared to $3.2 million for the comparable period of 2017, a decrease of approximately $0.6 million. The decrease was primarily due to a reduction in compensation costs, including stock-based compensation, due to the headcount reduction related to the Company wide RIF.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 was $3.7 million compared to $3.3 million for the comparable period of 2017, an increase of approximately $0.4 million. The increase was due to our next generation CMS products being placed into service as we began on-boarding existing customers onto our new platform.

Impairment expense

Impairment expense for the nine months ended September 30, 2018 was $12.8 million compared to $0 for the comparable period of 2017, an increase of approximately $12.8 million. The increase was due to full impairment of our customer relationship intangible assets and capitalized software development costs which each had carrying values prior to impairment of $6.1 million as of September 30, 2018 as well as property and equipment impairment of approximately $567,000. The impairment was driven by the Customer Terminations described in this Form 10-Q.

Nasdaq listing fees

Nasdaq listing fees for the nine months ended September 30, 2018 were $0 compared to $0.9 million for the comparable period of 2017, a decrease of approximately $0.9 million. The decrease was due to write-off of all deferred financing costs associated with our registration process in the U.S. in the third quarter of 2017. As a result of the GEI complaint filed on July 21, 2017, we decided to terminate the U.S. IPO.

Restructuring expense

Restructuring expense for the nine months ended September 30, 2018 was $0.5 million compared to $0 for the comparable period of 2017, an increase of approximately $0.5 million. The increase was primarily due to the Company wide RIF which was implemented by the Company in mid February 2018. The expenses included in this line item represent one-time termination benefits (severance) for employees that were a part of the RIF. In addition, restructuring expense also included contract termination fees for one vendor.

Retention expense

Retention expense was $0.8 million for the nine months ended September 30, 2018 compared to $0 for the comparable period of 2017, an increase of approximately $0.8 million. The increase was primarily due to $588,000 relating to our employee retention plan which was rolled out in connection with the strategic process in the fourth quarter of 2017. The remaining increase was due to an accrual of $248,000 in the third quarter of 2018 relating to the second phase of our employee retention plan. As the strategic process was unsuccessful, the second phase of the employee retention plan was rolled out in the third quarter of 2018.

Interest expense, net

Interest expense, net was $1.9 million for the nine months ended September 30, 2018 and 2017. There was no significant change between the periods presented.

Income tax expense

No income tax expense was recognized during the periods presented.

Known Trend on the Results of Operations

As discussed earlier in this MD&A, the Customer Terminations are expected to have a material negative impact on the Company’s 2019 revenues and related income (loss). The expected reduction in cash flow resulted in additional impairment of intangible assets in third quarter of 2018.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements (including acquisitions) primarily through the issuance of securities and convertible promissory notes. As of September 30, 2018, we had total current assets of approximately $5.9 million and total current liabilities of approximately $8.3 million. As of September 30, 2018, our principal sources of liquidity were our cash and trade accounts receivable. Our cash and cash equivalents and trade accounts receivable, net balances as of September 30, 2018 were $2.9 million and $2.2 million, respectively.

As of September 30, 2018, we had an accumulated deficit of $90.2 million, representative of recurring losses since inception. We had not generated positive cash flow from operations since inception when excluding changes in working capital, until the second quarter of 2018, after implementation of various cost savings initiatives. Beginning January 1, 2018, the billing for all services provided to Raycom are being applied to the advance agreement balance as of December 31, 2017 in the amount of $4,896,585 ($1,588,994 as of September 30, 2018) and Raycom will not be required to make cash payments for services provided by us until the balance has been fully repaid. We have recently had several customers provide notice that they plan to terminate their current customer agreements with us on or about December 31, 2018. Raycom, a significant customer of ours which accounted for 19% of our revenue for the nine months ended September 30, 2018, is in the process of a pending merger with Gray Television, Inc. Raycom has given us notification that it will terminate its existing customer agreement with us on December 31, 2018. Separately, five other of our customers, including one other significant customer which accounted for 12% of our revenue for the nine months ended September 30, 2018, have provided notice that their current customer agreements with us will terminate without renewal on or before December 31, 2018. In the aggregate, these terminations represent a significant percentage of our total revenue and are expected to have a material negative impact on our 2019 revenues and related income (loss). These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of our financial statements.

To reduce our operating cash needs, in February 2018, we executed a reduction-in-force that removed approximately 20 full-time employees from our headcount. In addition, we subleased our remaining office space in San Francisco, CA and are pursuing other areas where operating expenses can be reduced, including moving into a smaller space near our current Long Island City, New York headquarters.

On March 13, 2018, we received $1.0 million under our existing credit agreement with Raycom, bringing the total outstanding principal balance under the credit agreement to $15.5 million. On May 7, 2018, we entered into an amendment of the 2016 credit agreement, whereby Raycom provided us with an additional $7.3 million of funding, which was paid in installments over a six-month period. The $1.0 million advanced to us on March 13, 2018 was included in the additional $7.3 million funding noted above. As of September 30, 2018, $6.8 million of the $7.3 million had been funded and the remaining $500,000 was funded on October 2, 2018. As of October 2, 2018, the total outstanding principal balance under the amended credit agreement was $21.8 million. On October 15, 2018, we amended our amended credit agreement with Raycom to reduce our principal debt balance from $21.8 million (includes $300,000 due to Cordillera) plus accrued interest of $1,298,653 as of September 30, 2018 to $10.0 million. With the Customer Terminations described above, we will continue efforts to reduce costs and increase revenue, and will need to complete financing or a strategic transaction to provide cash necessary to continue operations into 2019 and beyond. There can be no assurance that we will achieve these actions necessary to sustain our operations and execute our business plan through the next 12 months from the date of this filing.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $3.4 million compared to cash used in operating activities of $0.7 million for the comparable period of 2017, an increase in cash used of $2.7 million. The increase in cash used resulted primarily from an increase of $5.1 million in changes in operating assets and liabilities, primarily driven by cash used to settle past due accounts payable and amounts due to related parties, which was primarily the reduction of Raycom deferred revenue in connection with the advance agreement. This was partially offset by a decrease in cash used by net loss adjusted for non-cash charges of $2.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $1.8 million compared to $2.5 million for the comparable period of 2017, a decrease in cash used of $0.7 million. The decrease was primarily due to a decrease of $0.6 million in capitalized software costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $6.9 million compared to cash used in financing activities of $1.5 million for the comparable period of 2017, an increase in cash provided of $8.4 million. The increase was primarily due to an increase in proceeds from the non-revolving credit facility of $6.8 million and decrease in payments made on our revolving credit facility of $1.4 million.

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

The August 2016 Refinancing

On August 31, 2016, we entered into a $14.5 million credit facility (the “Credit Facility”) under a credit agreement, as amended on December 20, 2016, March 30, 2017, May 25, 2017, October 25, 2017, December 27, 2017 and March 28, 2018 (the “Credit Agreement”) with Raycom. The proceeds of the Credit Facility were used to pay in full the $11 million promissory note (the “GEI Promissory Note”) issued to GEI and $3 million of the $4 million promissory note issued to Raycom (the “Original Raycom Note” and together with the GEI Promissory Note, the “Worldnow Promissory Notes”), each issued in connection with the acquisition of Gannaway Web Holdings, LLC, now Frankly Media. In addition, we issued to Raycom warrants to purchase 871,160 common shares (the “Raycom Warrants”) at a price per share of CDN$8.50 ($6.63 based on the exchange rate at August 18, 2016) and repaid in full our $2.0 million outstanding revolving credit facility with Bridge Bank (the “Bridge Bank Loan”). Subject to Raycom’s discretion, we also have an additional $1.5 million available for borrowing under the Credit Facility. We also entered into a share purchase agreement, as amended on December 20, 2016 and March 30, 2017 (the “Raycom SPA”) pursuant to which we converted $1.0 million of the Original Raycom Note into 150,200 common shares. We refer to these transactions as the “August 2016 Refinancing.”

On May 7, 2018, we amended and restated the Credit Agreement (the “Amended Credit Agreement”) to increase the amount of funding available under the Credit Agreement by $7.5 million. The Amended Credit Agreement supersedes the original Credit Agreement. The $1.0 million that was advanced by Raycom to us on March 13, 2018 is included in the $7.5 million funding increase, bringing the total amount provided to us under the Amended Credit Agreement to $22 million (the “Credit Facility”). Of the $7.5 million, our customer Cordillera Communications (“Cordillera” and together with Raycom, the “Lenders”) is participating as a lender for up to $300,000. Under the Amended Credit Agreement, outstanding term loans in the amount of $14.5 million were characterized as Term B Loans under a non-revolving term loan facility in such amount (“Facility B”) and an outstanding term loan in the amount of $1.0 million was characterized as a Term A Loan under a non-revolving term loan facility in the amount of $7.5 million (“Facility A”).

On October 15, 2018, we amended the Amended Credit Agreement with Raycom to reduce our principal debt balance due under the Amended Credit Agreement as of October 2, 2018 from $21,800,000 (includes $300,000 due to Cordillera) plus accrued interest as of September 30, 2018 of $1,298,653 (together the “Loan Balance”) to $10,000,000 (the “New Loan Balance”) as of October 1, 2018.

Securities Purchase Agreement

Pursuant to the Raycom SPA, we issued to Raycom an aggregate of 150,200 common shares for a purchase price of CDN$1,276,700 (or $1.0 million based on the exchange rate at August 18, 2016) in repayment of $1.0 million of the Original Raycom Note. Raycom’s 397,125 Class A restricted shares were also converted into our common shares on a one-for-one basis. Under the Raycom SPA, we agreed to enlarge our Board of Directors to seven (7) directors, subject to shareholder approval, within 90 days of August 31, 2016. In addition, so long as Raycom held not less than 20% of our issued and outstanding common shares calculated on a fully diluted basis, it had (i) the designation rights to two (2) directors as management’s nominees for election to our Board, one of which must be an independent director as defined in Rule 5605(a)(2) of the Nasdaq Rules, and (ii) approval rights to one of the independent directors named as management’s nominees for election to our Board outside of the two Raycom designated directors. On December 20, 2016, we entered into an amendment to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the time period for enlargement of the Board to seven members from 90 days following August 31, 2016, to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) April 15, 2017. On March 30, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of our Form S-1 registration statement for our U.S. IPO, or (b) May 31, 2017. On May 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from May 31, 2017 to June 30, 2017 and the enlargement of the Board to seven members to the earlier of, and subject to shareholder approval: (a) 45 days following the effective date of the Form S-1 registration statement for our U.S. IPO, or (b) July 31, 2017. On October 25, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to further extend the time period for the successful listing of our common shares on Nasdaq from June 30, 2017 to December 31, 2017 and the enlargement of the Board to seven members to December 31, 2017, subject to shareholder approval. On December 27, 2017, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from December 31, 2017 to March 31, 2018 and the enlargement of the Board to seven members from December 31, 2017 to March 31, 2018, subject to shareholder approval. On March 28, 2018, we entered into amendments to the Raycom SPA and Credit Agreement, pursuant to which Raycom and we agreed to extend the date we become subject to various financial covenant ratios from March 31, 2018 to June 30, 2019, the enlargement of the Board to seven members from March 31, 2018 to June 30, 2018, subject to shareholder approval and agreed that interest payments on the outstanding Loan balance for the period commencing on January 1, 2018 and continuing thereafter will be suspended, and each such suspended interest payment will be added to the principal balance of the Loan, and the 12% rate for overdue interest will not apply to such suspended interest.

Credit Agreement

The Amended Credit Agreement terminates on December 31, 2020. The additional availability of $6.5 million under Facility A is available to be drawn until December 31, 2018, subject to monthly borrowing limits based on the achievement of minimum monthly operating profit thresholds. Facility B is postponed and subordinated to Facility A. The Amended Credit Agreement also provides that, if we (or Guarantors, as defined therein) receive any amount from such a customer for the early termination of any contractual arrangement with such customer, the availability under Facility A will be reduced by such amount and the Facility A lenders may reduce the monthly borrowing limits accordingly. As a result, the amount available under Facility A was reduced from $7.5 million to $7.3 million in the third quarter of 2018. The interest rate payable under the original Credit Agreement amount outstanding bears an interest rate of 10% and the increased credit amount of $7.5 million bears an interest rate of U.S. LIBOR (1 month) plus 8%. The U.S. LIBOR rate used for computation of interest will be updated on the first day of each interest period (month). Interest payments on the Credit Facility will be deferred and capitalized annually and added at the end of each calendar year, to the principal balance of the Credit Facility, and thereafter interest shall be calculated on such increased principal balance. To the maximum extent permitted by applicable law, we will pay interest on all overdue amounts, including any overdue interest payments, from the date each of those amounts is due until the date each of those amounts is paid in full. That interest will be calculated daily, compounded monthly and payable on demand of Raycom at a rate per annum of 12%. We have the option to repay all or a portion of loans outstanding under the Amended Credit Facility without premium, penalty or bonus upon prior notice to Raycom and repayment of all interest, fees and other amounts accrued and unpaid under the Credit Facility.

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

On October 15, 2018, we amended the Amended Credit Agreement with Raycom to reduce our principal debt balance due under the Amended Credit Agreement as of October 2, 2018 from $21,800,000 (includes $300,000 due to Cordillera) plus accrued interest of $1,298,653 as of September 30, 2018 to $10,000,000 as of October 1, 2018. In addition, the Amended Credit Agreement was amended as follows:

a. Commencing on October 1, 2018, interest under the Amended Credit Agreement will accrue on the New Loan Balance at the annual rate of 10%.

b. The maturity date of the New Loan Balance was revised to September 30, 2021. The New Loan Balance along with all accrued interest will be due on the revised maturity date. All interest payments on the New Loan Balance will be deferred and made on the revised maturity date.

c. Commencing on October 1, 2018, various provisions of the Amended Credit Agreement will no longer be operative, which primarily removed all scheduled mandatory principal repayments and financial covenants under the Amended Credit Agreement. In addition, the deleted provisions under the Amended Credit Agreement reduced the scope of events that qualify as events of default.

d. Our debt to Cordillera under the Amended Credit Agreement has been extinguished and Cordillera is no longer party to the Amended Credit Agreement as of October 1, 2018.

Guaranty Agreements, Security Interest Agreements and Pledge Agreement

In connection with the Amended Credit Agreement, our subsidiaries Frankly Co. and Frankly Media LLC have entered into Guaranty Agreements whereby Frankly Co. and Frankly Media LLC have guaranteed our obligations under the Amended Credit Agreement. In addition, each of Frankly Inc., Frankly Co. and Frankly Media LLC have entered into security interest agreements (the “Security Interest Agreements”) pursuant to which Raycom has first priority security interests in substantially all of our assets. Under the Security Interest Agreements, we do not have a right to sell or otherwise dispose of all or part of the collateral except in the ordinary course of business that are not material. Frankly Media LLC has also entered into an Intellectual Property Pledge Agreement pursuant to which it has granted a security interest in all of its intellectual property to Raycom. We have also (i) deposited our intellectual property in escrow accounts for the benefit of Raycom, (ii) in furtherance of the security interest granted to Raycom in our equity interest in Frankly Media LLC, entered into a pledge agreement and a control agreement pursuant to which we granted Raycom control of the equity interest of Frankly Media LLC and (iii) entered into an insurance transfer and consent assigning our rights and payments under insurance policies covering our operations and business naming Raycom as mortgagee, first loss payee and additional named insured.

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

On October 15, 2018, in addition to the above amendment to the Amended Credit Agreement, Raycom exercised its right to terminate its website agreement, with such termination to be effective as of December 31, 2018. The deferred revenue balance under the website agreement of $1,588,994 will continue to be reduced by monthly billings to Raycom under the website agreement through its December 31, 2018 termination date. The remaining balance owed by us to Raycom as of December 31, 2018 under the Advance Agreement, comprised of deferred revenue and accrued interest, will be forgiven in full on that date.

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

On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in the California Superior Court, San Francisco County. By order dated September 18, 2018, the state court granted the defendants’ motion to compel arbitration of the matter in New York and staying further proceedings in the state court action. On October 22, 2018, the Gannaway plaintiffs filed a two-count arbitration demand with the American Arbitration Association in New York seeking unspecified damages from the Company, Steve Chung, SKP America, LLC and Louis Schwartz. We are reviewing the demand with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to those for the year ended December 31, 2017, included within our Form 10-K as filed with the SEC on April 2, 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On March 15, 2018, the plaintiffs in the GEI complaint re-filed their complaint in the California Superior Court, San Francisco County. By order dated September 18, 2018, the state court granted the defendants’ motion to compel arbitration of the matter in New York and staying further proceedings in the state court action. On October 22, 2018, the Gannaway plaintiffs filed a two-count arbitration demand with the American Arbitration Association in New York seeking unspecified damages from the Company, Steve Chung, SKP America, LLC and Louis Schwartz. We are reviewing the demand with our counsel and believe that the claims are without merit. We intend to defend the claims vigorously.

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

FRANKLY INC.

Dated: November 14, 2018		/s/ Lou Schwartz
	Name:	Lou Schwartz
	Title:	Chief Executive Officer
(Principal Executive Officer)

